Form 10-K
period 2018-12-31
Boxwood Merger Corp.
filed 2019-03-26
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001-38745

BOXWOOD MERGER CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-0808563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1112 Montana Avenue, Suite 901, Santa Monica, CA	90403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 801-5786

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Warrant	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 21, 2019, 25,250,000 shares of the Company’s common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

BOXWOOD MERGER CORP.

ANNUAL REPORT ON FORM 10-K

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●      “we,” “us,” “Boxwood,” “the company” or “our company” are to Boxwood Merger Corp., a Delaware corporation;

●     “common stock” are to our founder shares and public shares, together;

●      “founder shares” are to shares of our common stock initially issued to an affiliate of our sponsor in a private placement and later transferred to our sponsor prior to our initial public offering and, as described elsewhere herein, the shares of our Class F issued in the Recapitalization and the shares of our Class A common stock issued upon the automatic conversion thereof at the time of our initial business combination as provided herein (for the avoidance of doubt, such shares of common stock will not be “public shares”);

●      “initial stockholders” are to holders of our founder shares immediately prior to our initial public offering;

●      “Macquarie” are to Macquarie Group Limited (ASX: MQG) together with its subsidiaries and funds (or similar vehicles) managed by such subsidiaries;

●      “Macquarie Capital” are to the Macquarie Capital division of Macquarie (which includes Macquarie Capital (USA) Inc., one of the underwriters of our initial public offering);

●      “management” or our “management team” are to our executive officers and directors;

●      “MIHI” are to MIHI LLC, a Delaware limited liability company and an indirect subsidiary of Macquarie and a part of Macquarie Capital;

●      “private placement securities” are to the private placement units and the private placement warrants and their underlying securities;

●      “private placement shares” are to the shares of Class A common stock sold as part of the private placement units;

●      “private placement units” are to the units issued to our sponsor in a private placement that closed simultaneously with the closing of our initial public offering;

●      “private placement warrants” are to the warrants issued to our sponsor in a private placement that closed simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any, and the warrants sold as part of the private placement units;

●      “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●      “public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●      “public warrants” are to our redeemable warrants which were sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●      “warrants” are to the public warrants and private placement warrants;

●      “sponsor” are to Boxwood Sponsor LLC, a Delaware limited liability company, which is jointly controlled by an entity affiliated with MIHI and Boxwood Management Company, LLC, a Delaware LLC, an entity that is controlled by Stephen M. Kadenacy, our Chief Executive Officer; and

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

1

●      ability to complete our initial business combination;

●      success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●      officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●      potential ability to obtain additional financing to complete our initial business combination;

●      pool of prospective target businesses;

●      the ability of our officers and directors to generate a number of potential investment opportunities;

●      potential change in control if we acquire one or more target businesses for stock;

●      the potential liquidity and trading of our securities;

●      the lack of a market for our securities;

●      expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

●      use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●      financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

2

PART I

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated as a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have not identified any potential initial business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential initial business combination target.

We will seek to capitalize on the significant experience and contacts of our management team, led by Stephen M. Kadenacy, our President and Chief Executive Officer, and Macquarie Capital in consummating an initial business combination. Although we may pursue an initial business combination in any business, industry or geographic location, we currently intend to focus our search on companies that provide technical and industrial services in the United States. We intend to evaluate both private and public companies as potential initial business combination targets, focusing on opportunities that we believe would provide appropriate risk adjusted returns to stockholders.

Our CEO, Mr. Kadenacy, most recently served as the President and Chief Operating Officer of AECOM (NYSE: ACM), a leading provider of planning, consulting, architectural and engineering design services to commercial and government clients. During his tenure at AECOM, Mr. Kadenacy served in a number of capacities and played an important role in helping to grow AECOM from approximately $4 billion of revenues from the time he joined AECOM in 2008 to $18 billion in 2017. From October 2011, when Mr. Kadenacy was appointed Chief Financial Officer, to July 2017 when Mr. Kadenacy left AECOM, AECOM’s market capitalization increased by approximately $3 billion, while operating cashflow generated at AECOM increased by more than sixfold.

We believe Mr. Kadenacy is uniquely qualified to lead Boxwood, given his combination of:

●	reputation, network and operational experience, having led as AECOM’s President and Chief Operating Officer a global organization of approximately 87,000 employees generating more than $18 billion of revenues across a broad range of services and geographies;

●	extensive experience in identifying, screening and executing M&A transactions during his tenure at AECOM, having led over a dozen acquisitions including AECOM’s acquisition of URS Corporation, which generated more than $10 billion of revenues at the time of AECOM’s acquisition; and

●	capital markets expertise developed during his role as Chief Financial Officer, having overseen AECOM’s relationships with equity and debt investors, including having led AECOM’s quarterly earnings calls and meetings with its investors, as well as having led AECOM’s first high-yield bond financing transaction.

Our sponsor is jointly controlled by an affiliate of Mr. Kadenacy and MIHI, a wholly owned subsidiary of Macquarie and a part of Macquarie Capital. Macquarie is a global provider of financial, advisory, investment and funds management services. Macquarie’s main business focus is generating returns to investors and stockholders by providing a diversified range of services to clients. Macquarie acts on behalf of institutional, corporate and retail clients and counterparties around the world. Founded in 1969, Macquarie operates in 25 countries, employs approximately 14,500 people and has assets under management of over $381 billion (as of March 31, 2018).

Macquarie Capital comprises Macquarie’s advisory, capital raising and principal investing capabilities. The firm provides varied services to corporate, financial sponsor and government clients involved in mergers and acquisitions, debt and equity fund raising, corporate restructuring, project finance and public private partnerships. In the U.S., Macquarie Capital has specialist sector expertise and a comprehensive advisory and capital markets platform.

The past performance of the members of our management team, Macquarie or any of its affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management, Macquarie or any of its affiliates’ performance as indicative of our future performance. None of our directors has any past experience with any blank check companies or special purpose acquisition companies.

Business Strategy

Our business strategy is to target, identify and complete our initial business combination with a company that provides technical and industrial services across a broad range of industries, including companies that provide design services, engineering services, facilities management services, operation and maintenance services, environmental services and construction management services.

We believe that technical and industrial services companies present an attractive set of opportunities for a SPAC to pursue a business combination. Specifically, technical and industrial services companies operate in highly fragmented markets and offer a broad range of value-added services. Many of these companies exhibit attractive financial profiles, such as highly visible, recurring revenue, durable performance through economic cycles, and are readily scalable, providing organic and inorganic growth opportunities.

We also believe that businesses providing technical and industrial services can benefit from attractive economic and industry trends, including:

●	an estimated $748 billion of non-residential spending in the U.S. in 2017, according to FMI;

●	an estimated $4.6 trillion of spending needed for aging U.S. infrastructure by 2025, according to the American Society of Civil Engineers;

●	$305 billion of planned transportation spending expected by 2020 pursuant to the FAST Act;

●	$608 billion of planned pipeline and hazardous materials safety spending by 2020 pursuant to the 2016 PIPES Act;

●	an estimated $160 billion market for cyber security services and infrastructure by 2020, according to TechNavio; and

●	an estimated $447 billion of the federal government’s environmental liability, according to the U.S. Government Accountability Office.

Our acquisition strategy will leverage our team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge, and experience in providing technical and industrial services could effect an appropriate initial business combination and result in a positive transformation or augmentation of an existing company.

Our management team, led by Mr. Kadenacy, in cooperation with Macquarie Capital, has experience:

●	operating companies, establishing and revising strategies, and identifying, mentoring and recruiting talent in our intended target industries;

●	developing and growing companies, both organically and inorganically;

●	sourcing, structuring, acquiring and selling businesses and achieving synergies to create stockholder value;

●	fostering relationships with sellers, capital providers and target management teams; and

●	accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

We believe there are a large number of companies providing technical and industrial services that can benefit from the above expertise, with opportunities for significant value creation upon completion of a business combination and a public listing for the target company.

Competitive Strengths

We believe our management team, including Mr. Kadenacy and Macquarie Capital, will provide us with a significant pipeline of opportunities from which to evaluate potential business combinations that will benefit from our collective expertise, relationships and network. We believe that our competitive strengths include the following:

Proprietary Sourcing Network. We believe our management team’s reputation, highlighted by Mr. Kadenacy’s tenure at AECOM, will be viewed favorably by target businesses and will allow us to generate transaction opportunities that will be unique to us. We also intend to leverage Macquarie Capital’s relationships to source proprietary transaction opportunities.

Deep Industry Expertise. We believe we have deep industry expertise in providing technical and industrial services, given Mr. Kadenacy’s experience at AECOM, and the breadth of activities that Mr. Kadenacy oversaw as AECOM’s President, Chief Operating Officer and Chief Financial Officer. Furthermore, Macquarie Capital, through its activities in project finance and infrastructure, has a unique set of relationships in our intended target industries that we intend to leverage. We believe our industry expertise will allow us to identify companies with opportunities for significant value creation.

M&A Expertise. Our management team has an extensive track record of identifying, screening and acquiring companies. In particular, Mr. Kadenacy during his tenure at AECOM led over a dozen acquisitions, including AECOM’s $6 billion acquisition of URS Corporation. Furthermore, we will leverage the expertise of Macquarie Capital, which was involved in over $271 billion of transactions in the twelve months ending March 31, 2018.

Capital Markets Expertise. Our management team has deep understanding of capital markets, which we believe is an important aspect of a SPAC management team. We believe that the combination of Mr. Kadenacy and Macquarie Capital’s experience and network in the public equity markets will allow us to effectively position our investment thesis for the business combination transaction, as well as for the combined company post closing.

Depth of Team and Sponsorship. We intend to assemble a management team with senior executives whose collective experience and network, combined with resources available to us from Macquarie Capital, we believe will allow us to pursue a number of transaction opportunities concurrently, and expedite the time required from initial identification of an opportunity to transaction announcement.

Business Combination Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into an initial business combination with a target business that does not meet these criteria or guidelines. We intend to focus on companies that provide value-added services that we believe:

●	have market leadership positions in their respective products and services;

●	have an attractive risk profile, including revenues under long-term contracts and/or strong backlog of business;

●	have attractive organic and inorganic growth opportunities which may be accelerated with our expertise and/or access to a public listing;

●	can benefit from an improved capital structure or streamlined ownership structure;

●	are at an inflection point, such as requiring additional management expertise or where we believe we can drive improved financial performance; and

●	offer an attractive risk-adjusted return for our stockholders.

We intend to seek a target with an aggregate enterprise value of approximately $750 million to $2.0 billion, determined according to reasonably accepted valuation standards and methodologies. We believe targeting companies in the middle market will provide the greatest number of opportunities for investment and will maximize the collective network of our management team and Macquarie Capital.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion.

We anticipate structuring our initial business combination so that the post transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets and liabilities of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets and liabilities of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions.

Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Macquarie, our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view.

Members of our management team, our sponsor and their affiliates directly or indirectly own founder shares and/or private placement securities and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a potential business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under law, and only present the opportunity to us if such other entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any of our officers and directors unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Macquarie and its affiliates engage in a broad spectrum of activities including principal investing, specialized investment vehicle management, asset management, financial advisory, securities underwriting, sales and trading, investment research, lending and other activities. In the ordinary course of business, they engage in activities where their interests or the interests of their clients may conflict with our interests. Accordingly, there may be situations in which Macquarie or an affiliate has an obligation or an interest that actually or potentially conflicts with our interests. These conflicts may not be resolved in our favor and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Macquarie, its affiliates and their clients make investments in a variety of different businesses and may directly compete with us for acquisition opportunities provided or created by Macquarie or its affiliates that meet our initial business combination objectives. Neither Macquarie nor any of its affiliates has an obligation to offer potential acquisition opportunities to us and may allocate them at its discretion to us or other parties. We will not have any priority in respect of acquisition opportunities provided or created by Macquarie or its affiliates. Macquarie and its affiliates and clients may have priority over us in terms of access to acquisition opportunities and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Clients of Macquarie and its affiliates may also compete with us for investment opportunities meeting our initial business combination objectives. If Macquarie or any of its affiliates is engaged to act for any such clients, we may be precluded from pursuing opportunities that would conflict with Macquarie’s or its affiliates’ obligations to such client. In addition, investment ideas generated within Macquarie or its affiliates may be suitable for our company or a client of Macquarie or its affiliates, and may be directed to any of such persons or entities rather than to us. Macquarie or its affiliates may also be engaged to advise the seller of a company, business or assets that would qualify as an acquisition opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, the interests of Macquarie or its affiliates, or their obligations to the seller, may diverge from our interests.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by November 20, 2020. Neither Macquarie nor any of its affiliates (other than the sponsor) has entered into such an agreement, and, accordingly, are not precluded from participating in any other blank check company or from underwriting an offering by any other blank check company.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets.

Status as a Public Company

We believe our status as a public company will make us an attractive business combination partner to target businesses. As an existing public company, we will be able to offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective process to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay the offering or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior December 31st; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

As of December 31, 2018, we had funds available for a business combination in the amount of $193,471,972, assuming no redemptions and after payment of $7,000,000 of deferred underwriting fees. With these funds, we believe we have the ability to offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we will be able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we will have the flexibility to use an efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

Significant Activities Since Inception

In June 2017, our sponsor acquired all 100 shares of our outstanding common stock for an aggregate purchase price of $25,000, or approximately $250.00 per share. Prior to the initial investment in the company of $25,000, the company had no assets, tangible or intangible. The per share price for the founder shares was determined by dividing the amount initially contributed to the company by the number of founder shares issued. In October 2018, our sponsor sold certain of the founder shares to our three independent directors. On November 14, 2018 and November 15, 2018, we effected the Recapitalization and the Forfeiture, respectively, and, as a result, our sponsor and independent directors held 5,750,000 founder shares (up to 750,000 of which were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units was exercised, if at all). The number of founder shares issued in the Recapitalization and forfeited in the Forfeiture was determined based on the expectation that the total size of our initial public offering would be a maximum of 23,000,000 units if the underwriters’ option to purchase additional units was exercised in full, and therefore that such founder shares would represent 20% of the issued and outstanding shares of common stock after our initial public offering (not including the shares of Class A common stock underlying the private placement units). On January 4, 2019, our sponsor forfeited 750,000 founder shares to us at no cost, in connection with the expiration of the underwriters’ over-allotment option.

The registration statement for our initial public offering was declared effective on November 15, 2018. On November 20, 2018, we completed our initial public offering of 20,000,000 units sold to the public at the price of $10.00 per unit, generating gross proceeds of $200,000,000. Each unit consists of one share of our common stock, $0.0001 par value and one warrant, each warrant exercisable to purchase one share of our Class A common stock at an exercise price of $11.50, pursuant to our registration statement on Form S-1, as amended (File No. 333-228018). The underwriters were granted a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any, at $10.00 per unit, less underwriting discounts and commissions. The over-allotment option was not exercised prior to its expiration on December 30, 2018.

Simultaneously with the consummation of our initial public offering, we completed a private placement of an aggregate of 250,000 units at a price of $10.00 per unit and 3,500,000 warrants at a price of $1.00 per warrant, generating total gross proceeds of $6,000,000. A total of $200,000,000 (including approximately $7,000,000 in deferred underwriting commissions payable to the underwriters) of the net proceeds from our initial public offering and the private placement was deposited in a trust account located in the United States established for the benefit of the Company’s public stockholders with Continental Stock Transfer & Trust Company acting as trustee.

Our units began trading on November 16, 2018 on the Nasdaq Capital Market under the symbol “BWMCU.” Commencing on January 17, 2019, the common stock and warrants comprising the units began separate trading on the Nasdaq Capital Market under the symbols “BWMC” and “BWMCW,” respectively. Those units not separated continue to trade on the Nasdaq Capital Market under the symbol “BWMCU.”

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement securities, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Origination and Sourcing of Target Business Opportunities

We believe our management team’s and Macquarie Capital’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential initial business combination opportunities. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring, financing and exiting investments and properties, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network provides our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Macquarie, our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context, other than as provided below in “Selection of a Target Business and Structuring of our Initial Business Combination.”

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently and in the future may have fiduciary duties or contractual obligations to various entities that may present a conflict of interest. As a result of these duties and obligations, situations may arise in which business opportunities may be given to one or more of these other entities prior to being presented to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less the deferred underwriting commissions, and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which the post transaction company in which our public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions. There is no basis for our public stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We have granted Macquarie Capital (USA) Inc., an affiliate of our sponsor (and an underwriter of this offering), a right of first refusal for a period of 36 months from the date of the commencement of sales of the public offering to act as one of potentially several banks which provide to us certain financial advisory, underwriting, capital raising, and other services for which it may receive a portion of the overall fees.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to numerous, and possibly negative, economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination;

●	prevent us from benefitting from the possible spreading of risks or off-setting of losses; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team; Existing and Future Management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary knowledge, skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers or directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of our officers will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite knowledge, skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we would issue common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market prior to the completion of our initial business combination. In the event our sponsor, initial stockholders, directors, executive officers, advisors or any of their affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it may be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, initial stockholders, directors, executive officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases may be to: (i) vote such public shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination; (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met; or (iii) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it more difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial stockholders, directors, executive officers, advisors or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, initial stockholders, directors, executive officers, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our furnishing of proxy materials in connection with our initial business combination. To the extent that our sponsor, initial stockholders, directors, executive officers, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our proposed initial business combination. Our initial stockholders, sponsor, executive officers, directors, advisors or any of their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor or its affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, initial stockholders, directors, executive officers, advisors or any of their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2018 was approximately $10.02 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they acquired during or after our initial public offering in connection with the completion of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to public shares acquired by them in or after our initial public offering.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (i) in connection with a stockholder meeting called to approve the business combination; or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval of our initial business combination, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of capital stock representing a majority of all of our issued and outstanding shares of capital stock entitled to vote at such meeting. Shares held by our initial stockholders, directors and officers will count towards this quorum. Our initial stockholders have agreed (and their permitted transferees will agree) to vote all of their founder shares, private placement shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. Our other directors and officers also have agreed to vote in favor of our initial business combination with respect to public shares acquired by them in or after our initial public offering. These voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against a proposed initial business combination or vote at all. In addition, our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares acquired or may acquire during or after our initial public offering in connection with the completion of a business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we would not be able to complete the business combination or redeem any such shares, and all shares of Class A common stock submitted for redemption would be returned to the holders thereof.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct a redemption pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 under the Exchange Act to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, our amended and restated certificate of incorporation provides that if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe the restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us, our sponsor or its affiliates or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of such stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date to be set forth in the tender offer documents or proxy materials we will furnish to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we furnish our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date to be set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we would promptly return any certificates delivered by public holders who elected to redeem their shares.

If any proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until November 20, 2020.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, executive officers and directors have agreed that we will have until November 20, 2020 to complete our initial business combination. If we are unable to complete our business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable, and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by November 20, 2020.

Our initial stockholders have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination by November 20, 2020. However, if our initial stockholders or management team acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

The underwriters have agreed to waive their rights to their deferred underwriting commissions to be held in the trust account in the event we do not complete our initial business combination by November 20, 2020 and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our shares of Class A common stock.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, (i) that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 20, 2020, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares, and (ii) to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our initial public offering in connection with any such stockholder vote. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Prior to acquiring any securities from our initial stockholders, directors or officers, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restrictions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of proceeds held outside the trust account, which was $1,275,571 as of December 31, 2018, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. See the section of this report entitled “Risk Factors – If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.” While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our executive officers will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our executive officers believe that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our executive officers to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where executive officers are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (i) $10.00 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that our sponsor would be able to satisfy those obligations. We have not asked our sponsor to reserve for its indemnification obligations, we have not independently verified whether our sponsor has sufficient funds to satisfy such obligations, and we believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (i) $10.00 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. See the section of this report entitled “Risk Factors – If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.”

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2018, we have access to $1,275,571 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by November 20, 2020 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following November 20, 2020 in the event that we do not complete our business combination and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we do not intend to comply with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by November 20, 2020, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination by November 20, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income earned on the trust account (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See the section of this report entitled “Risk Factors – If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination by November 20, 2020 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they acquired during or after our initial offering in connection with the completion of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (i) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable); or (ii) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation;

●	if our initial business combination is not consummated by November 20, 2020, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional common stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the outstanding shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four executive officers. We do not intend to have any full time employees prior to the completion of our business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors. These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Boxwood Merger Corp.
1112 Montana Avenue, Suite 901
Santa Monica, CA 90403
Tel: (310) 801-5786

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential target businesses, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures beginning with, and for, the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

ITEM 1A. RISK FACTORS

RISK FACTORS

Ownership of our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and a holder of our securities could lose all or part of its investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to Our Business

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Despite our management’s experience in the infrastructure sector, there are no assurances that we will be successful in completing our initial business combination with a target business in any particular industry.

Despite the operational and acquisition experience of our management team, none of our officers has had direct experience with special purpose acquisition companies. Information regarding performance by, or businesses associated with, our management team, Macquarie or any of its affiliates is presented for informational purposes only. Any past performance or acquisition experience of our management team, Macquarie or any of its affiliates is not a guarantee either: (i) that we will be able to locate a suitable candidate for our initial business combination; or (ii) of any results with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team, Macquarie or any of its affiliates’ performance as indicative of our future performance.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirement or if we decide to hold a stockholder vote for business or other legal reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would be required to seek stockholder approval of such business combination. However, except for as required by applicable law or stock exchange rule, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote all of their founder shares and private placement shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed (and their permitted transferees will agree) to vote all of their founder shares and private placement shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need only 7,375,001, or 36.9%, of the 20,000,000 public shares offered and sold in our initial public offering to be voted in favor of such a transaction (assuming all outstanding shares of our common stock are voted) in order to have such initial business combination approved. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to public shares acquired by them in or after our initial public offering. We expect that our initial stockholders and their permitted transferees will own approximately 20% of our outstanding shares of common stock at the time of any such vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential initial business combination will be the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since we may complete an initial business combination without seeking stockholder approval (unless stockholder approval is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons), public stockholders may not have the right or opportunity to vote on an initial business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) to be set forth in the tender offer documents we will furnish to our public stockholders in which we will describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, will need to structure the transaction based on our expectations as to the number of shares of Class A common stock that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a greater number of shares of Class A common stock are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels, or may not be possible at all. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay any deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that a potential initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your Class A common stock.

If a potential initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful would be increased. If our initial business combination is not completed, you will not receive your pro rata portion of the amount in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your Class A common stock in the open market; however, at such time our Class A common stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your Class A common stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by November 20, 2020. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination by November 20, 2020. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable, and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our sponsor is a newly formed alliance between MIHI and Boxwood Management Company, LLC, an entity that is controlled by Mr. Kadenacy, and you have no basis upon which to evaluate our ability to achieve our business objectives.

Our sponsor is a newly formed alliance between MIHI and Boxwood Management Company, LLC, an entity that is controlled by Mr. Kadenacy, who have not previously cooperated with one another on a blank check company and this may be considered a first-time alliance in a sponsor. As a result, you have no basis upon which to evaluate their ability to work together. There may be increased risk if unanticipated disagreements within the sponsor develop. In that case, we may be unable to complete our initial business combination for reasons, including, but not limited to, an inability to agree on: an appropriate target, terms suitable to the target’s controlling investors, the composition of the management team, or appropriate financing strategies to accomplish the initial business combination.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase public shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination; (ii) the redemption of all of our public shares if we are unable to complete our initial business combination by November 20, 2020, subject to applicable law and as further described elsewhere in this report; and (iii) the redemption of our public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by November 20, 2020. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within the allotted time period is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond November 20, 2020 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders).

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, you could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our public shares are “penny stock” which will require brokers trading in our public shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; and

●	a limited amount of news and analyst coverage, any of which could inhibit your ability to sell your public shares at an acceptable price or on a timely basis. In addition, we could face a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and public warrants are listed on Nasdaq, our units, Class A common stock and public warrants are covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if our securities were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Our stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement securities are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we currently have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, that rule would prohibit the release of any interest earned on the funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

Our amended and restated certificate of incorporation provides that if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. A stockholder’s inability to redeem its Excess Shares will reduce its influence over our ability to complete our initial business combination and such stockholder could suffer a material loss on its investment in us if it sells its Excess Shares in open market transactions. Additionally, such stockholder will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, such stockholder will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell its shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share, or possibly less than $10.00 per share, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. In particular, although our management team has substantial experience in the technical and industrial services sector of the United States, such industry is highly competitive, and we may be unable to complete a business combination with a target in such industry. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement securities, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock redeemed, the resources available to us for our initial business combination will be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.

If the funds not being held in the trust account are insufficient to allow us to operate until November 20, 2020, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to until November 20, 2020, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until November 20, 2020. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire worthless.

If the funds not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or its affiliates or our management team to fund our search, to pay our taxes and to complete our initial business combination.

As of December 31, 2018, we have $1,275,571 held outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we may need to sell dilutive equity securities, or would need to borrow funds from our sponsor or its affiliates, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to loan funds to us. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.00 per share, or possibly less than $10.00 per share, on our redemption of our public shares and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate effect on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our executive officers will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our executive officers believe that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our executive officers to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our executive officers are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (i) $10.00 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and up to $100,000 for dissolution expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not asked our sponsor to reserve for its indemnification obligations, we have not independently verified whether our sponsor has sufficient funds to satisfy such obligations, and we believe that our sponsor’s only assets are securities of our company. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (i) $10.00 per share; or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by public stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our public stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments, and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SRX;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 20, 2020 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible after November 20, 2020 in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 20, 2020 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq (or until December 31, 2019). Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the public warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the public warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we will agree, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act by the 60th day after the closing of our initial business combination, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares following the consummation of our initial business combination. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement units, private placement shares and private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the shares of common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the common stock owned by our initial stockholders and private placement securities owned by our sponsor or holders of our working capital loans or their respective permitted transferees are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities with companies that may be outside of our management team’s area of expertise.

We will consider a business combination outside of our management team’s area of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the area of our management team’s expertise, our management team’s expertise may not be directly applicable to such acquisition’s evaluation or operation, and the information contained in this report regarding the area of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our management team of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may not be required to obtain an opinion from an independent investment banking firm or from an independent accounting firm in connection with our initial business combination, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we will not be required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view.

In addition, if our board of directors is not able to determine the fair market value of the target business or businesses, in connection with Nasdaq rules that require that our initial business combination be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders will not be provided with a copy of such opinion nor will they be able to rely on such opinion.

Other than the two circumstances described above, we will not be required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of Class A common stock, 50,000,000 shares of Class F common stock and 1,000,000 shares of undesignated preferred stock. As of December 31, 2018, there are 206,000,000 and 45,000,000 authorized but unissued shares of Class A common stock and Class F common stock, respectively, available for issuance, which amount of Class A common stock takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2018, there is no preferred stock issued or outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. We may also issue shares of Class A common stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein.

The issuance of additional shares of common stock or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination and subject to requisite stockholder approval under Delaware law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.

We are dependent upon our executive officers and directors. Our executive officers and directors will also allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. The departure of any of our executive officers or directors or these conflicts of interest could have a negative impact on our ability to complete our initial business combination.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Moreover, our executive officers and directors are and will continue to be engaged in several other business endeavors for which such individuals may be entitled to substantial compensation and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. We do not have an employment agreement with, or key-man insurance on the life of, any of our executive officers or directors. The unexpected loss of the services of one or more of our executive officers or directors could have a detrimental effect on us.

Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. It is possible that our key personnel may not be involved with the target business in senior management or advisory positions following our initial business combination, and it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is in the best interests of our stockholders.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. There is no certainty that any of our key personnel will remain with us after the completion of our initial business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the knowledge, skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the knowledge, skills, qualifications or abilities we suspected. Should the target’s management not possess the knowledge, skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted, including, among other things, by various regulatory issues that could adversely affect the post-combination business’s operations. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission..

The officers and directors of a target business may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of a target business’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of a target business’ management team will remain associated with the target business following our initial business combination, it is possible that members of the management of a target business will not wish to remain in place.

Neither Macquarie nor any of its affiliates has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect to benefit from Macquarie’s and its affiliates’ network of relationships and processes for sourcing, executing and evaluating potential acquisition targets, neither Macquarie nor any of its affiliates has any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at its discretion to us or other parties, including other special purpose acquisition companies in which it is an investor. We have no investment management, advisory, consulting or other agreement in place with Macquarie or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if Macquarie or one of its affiliates refers an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or an initial business combination.

Certain of our officers and directors, our sponsor and/or their affiliates are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors, our sponsor and/or their affiliates are now, or may in the future become, affiliated with entities that are engaged in a similar business. Moreover, our directors and officers and affiliates of our sponsor are and will continue to be engaged in several other business endeavors.

Our officers, directors, sponsor and its affiliates also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor or one of its affiliates, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have investments in the infrastructure industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or their affiliates which may raise potential conflicts of interest.

In light of the involvement of affiliates of our sponsor and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or their affiliates. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they or any of their affiliates are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our sponsor, officers, directors or their affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they acquired during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our sponsor and independent director nominees own 5,000,000 founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, simultaneously with the consummation of our initial public offering, our sponsor purchased an aggregate of 250,000 private placement units and 3,500,000 private placement warrants for an aggregate purchase price of $6,000,000 that will also be worthless if we do not complete a business combination.

The founder shares are identical to the shares of Class A common stock included in the units being sold in our initial public offering, except that: (i) the founder shares are subject to certain transfer restrictions; (ii) our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed (a) to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may acquire during or after our initial public offering in connection with the completion of our initial business combination, (b) to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may acquire during or after our initial public offering in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we fail to complete our initial business by November 20, 2020, (c) to waive their rights to liquidating distributions from the trust account with respect to their founder shares, private placement shares if we fail to complete our initial business combination by November 20, 2020 (although our initial stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (iii) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described elsewhere in this report; and (iv) the founder shares have certain registration rights. In addition, our officers and directors have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering.

The financial interests of our initial stockholders may influence their motivation in completing our initial business combination, and the association of our officers with our sponsor may also influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing date of our initial public offering nears, which is the deadline for the completion of our initial business combination.

A conflict of interest may arise from the need to obtain the consent of MIHI and Boxwood Management Company, LLC to our business combination.

We have entered into an agreement pursuant to which we have agreed not to consummate a business combination without the consent of both MIHI and Boxwood Management Company, LLC. Interests of MIHI, Boxwood Management Company, LLC or their respective affiliates may conflict with those of the rest of the stockholders, and either MIHI or Boxwood Management Company, LLC can prevent us from consummating a business combination if it does not wish to proceed with such business combination, even if such business combination might in the best interest of our public stockholders.

Macquarie, an affiliate of our sponsor, and its affiliates, may represent a client to acquire potential target businesses in competition with us, thereby causing conflicts of interest that limit our ability to pursue potential targets. These conflicts of interest could have a negative effect on our ability to consummate a business combination.

Macquarie and its affiliates engage in a broad spectrum of activities including principal investing, specialized investment vehicle management, asset management, financial advisory, securities underwriting, sales and trading, investment research, lending and other activities. In the ordinary course of business, they engage in activities where their interests or the interests of their clients may conflict with our interests. In addition, Macquarie and its affiliates are engaged in the business of investing in infrastructure assets globally, both directly on behalf of Macquarie, funds and similar vehicles managed by Macquarie on behalf of third party investors. Specifically, MIHI has acted as sponsor for other blank check companies and may act as sponsor for additional blank check companies before an initial business combination is completed. Accordingly, there may be situations in which Macquarie or its affiliates have an obligation or an interest that actually or potentially conflicts with our interests. You should assume that these conflicts will not be resolved in our favor and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Macquarie and its affiliates and their clients make investments in a variety of different businesses and may directly compete with us for acquisition opportunities provided or created by Macquarie or its affiliates that meet our initial business combination objectives. Macquarie is under no specific obligation to offer potential acquisition opportunities to us and may allocate them at its discretion to us or other parties. We will not have any priority in respect of acquisition opportunities provided or created by Macquarie or its affiliates. You should assume that Macquarie and its affiliates and clients will have priority over us in terms of access to acquisition opportunities and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Clients of Macquarie and its affiliates, may also compete with us for investment opportunities meeting our initial business combination objectives. If Macquarie is engaged to act for any such clients, we may be precluded from pursuing opportunities that would conflict with Macquarie’s obligations to such client. In addition, investment ideas generated within Macquarie may be suitable for our company or a client of Macquarie, and may be directed to any of such persons or entities rather than to us. Macquarie may also be engaged to advise the seller of a company, business or assets that would qualify as an acquisition opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, the interests of Macquarie or its obligations to the seller may diverge from our interests.

Since the consents of MIHI and Boxwood Management Company, LLC, both of whom are affiliates of our sponsor, are required for approval of our initial business combination, any such conflict of interest could prevent us from consummating our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2018, approximately $200,471,972 was available in our trust account for completing our initial business combination (which includes $7,000,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we would not be able to complete the business combination or redeem any such shares, all shares of Class A common stock submitted for redemption would be returned to the holders thereof, and we instead may search for an alternate business combination.

If we have inadequate cash simultaneously to meet the closing requirements of an initial business combination and redeem all shares of Class A common stock submitted for redemption, we will return all shares submitted for redemption and continue to pursue an alternative transaction.

In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we would not be able to complete the business combination or redeem any such shares, all shares of Class A common stock submitted for redemption would be returned to the holders thereof, and we instead will search for an alternate initial business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustments as described elsewhere in this report. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We may seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) provide that it may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement securities into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders), may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own approximately 20% of our common stock (not including the shares of Class A common stock underlying the private placement units), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose (except as otherwise stated herein). As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, (i) that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 20, 2020, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares, and (ii) to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they acquired during or after our initial public offering in connection with any such stockholder vote. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our initial public offering and the sale of the private placement securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase public shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business, including as a result of the target business being in the early stage of development or growth. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 20% of our issued and outstanding shares of common stock (not including the shares of Class A common stock underlying the private placement units). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence. Factors that could be considered in making such purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting prior to our initial business combination, as a consequence of our “staggered” board of directors, only approximately one-third of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination, and, due to the sale of the private placement securities to our sponsor, potentially after consummation of our initial business combination.

We may amend the terms of the public warrants in a manner that may be adverse to holders of the warrants with the approval of the holders of a majority of the then-outstanding warrants.

Our public warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval of the holders of a majority of the then-outstanding warrants (including the private placement warrants) to make any change that adversely affects the interests of the registered holders of warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of a majority of the then outstanding public warrants and forward purchase warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of a majority of the then-outstanding warrants will be unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will not redeem the public warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. Redemption of the outstanding public warrants could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the initial purchasers or by their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 20,000,000 shares of our Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 3,750,000 private placement warrants, consisting of 3,500,000 warrants sold in the private placement and 250,000 warrants included in the private placement units, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustments as described herein at a per purchase share price of $1.00 per warrant. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers or directors make any working capital loans, up to $250,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by the initial purchasers or their permitted transferees: (i) they will not be redeemable by us; (ii) they (including the shares of Class A common stock issuable upon exercise of these warrants) will not, subject to certain limited exceptions, be transferable, assignable or saleable until 30 days after the completion of our initial business combination; (iii) they may be exercised by the holders on a cashless basis; (iv) they (including the shares of Class A common stock issuable upon exercise of these warrants) have certain registration rights and (v) the private placement warrants to be acquired by an affiliate of Macquarie Capital (USA) Inc. shall not be exercisable more than five years from the effective date of the registration statement, and such warrants, and the shares of common stock issuable upon exercise of such warrants, shall be subject to certain additional restrictions on transfer.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be fully developed and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosures in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (the “IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any September 30 before that time, in which case we would no longer be an emerging growth company as of the following March 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligation of personnel to perform military service; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not lease any properties or facilities, other than the office space leased for administrative purposes through Regus Management Group LLC, located at 2500 Broadway, Building F, Suite F-125, Santa Monica, CA 90404. We consider our current office space adequate for our current operations. We pay a total of $3,600 per month for such office space. Our sponsor has committed an aggregate of $1,000,000, to be provided to us in the event that funds held outside of the trust are insufficient to fund our expenses relating to investigating and selecting a target business and other working capital requirements after our initial public offering and prior to our initial business combination.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the Nasdaq Capital Market. Each of our units consists of one share of common stock and one redeemable warrant and, commencing on November 16, 2018, trades on the Nasdaq Capital Market under the symbol “BWMCU.” The common stock and warrants underlying our units began trading separately on the Nasdaq Capital Market under the symbols “BWMC” and “BWMCW,” respectively, on January 7, 2019. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in our registration statement. The warrants will expire on the fifth anniversary of our completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Holders of Record

As of March 13, 2019, there were approximately two holders of record of our units, one holder of record of our common stock and two holders of record of our warrants. Additionally, as of March 13, 2019, there were approximately four holders of record of our Class F common stock. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

In June 2017, at which time our sponsor acquired all 100 shares of our outstanding common stock for an aggregate purchase price of $25,000, or approximately $250.00 per share. Prior to the initial investment in the company of $25,000, the company had no assets, tangible or intangible. The per share price for the founder shares was determined by dividing the amount initially contributed to the company by the number of founder shares issued. In October 2018, our sponsor sold certain of the founder shares to our three independent directors. On November 14, 2018 and November 15, 2018, we effected the Recapitalization and Forfeiture, respectively, and, as a result, our sponsor and independent directors held 5,750,000 founder shares (up to 750,000 of which were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units was exercised, if at all). The number of founder shares issued in the Recapitalization and forfeited in the Forfeiture were determined based on the expectation that the total size of our initial public offering would be a maximum of 23,000,000 units if the underwriters’ option to purchase additional units was exercised in full, and therefore that such founder shares would represent 20% of the issued and outstanding shares of common stock after our initial offering (not including the shares of Class A common stock underlying the private placement units). On January 4, 2019, our sponsor forfeited 750,000 founder shares to us at no cost, in connection with the expiration of the underwriters’ over-allotment option.

Simultaneously with the closing of our initial public offering, we consummated the sale of 250,000 private placement units for a purchase price of $10.00 per unit and 3,500,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement to our sponsor, generating gross proceeds of $6,000,000. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement securities (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferable, assignable, or saleable by our sponsor until 30 days after the completion of our initial business combination. Additionally, the private placement warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or any of their permitted transferees. If the private placement warrants are held by holders other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds from our Initial Public Offering

On November 20, 2018, we consummated our initial public offering of 20,000,000 units, with each unit consisting of one share of common stock and one redeemable warrant. Each warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of an initial business combination or November 20, 2019 and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation.

The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $200,000,000. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC and Macquarie Capital (USA) Inc. acted as joint book runners and I-Bankers Securities, Inc. acted as co-manager of our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on the company’s registration statement on Form S-1, as amended (File No. 333-228018). The SEC declared the registration statement effective on November 15, 2018.

We paid a total of $4,000,000 in underwriting discounts and commissions and approximately $698,856 for other costs and expenses related to our initial public offering. In addition, the underwriters of our initial public offering agreed to defer $7,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated. Concurrent with the closing of our initial public offering, we repaid our sponsor $300,000 in satisfaction of an outstanding loan.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and the offering expenses, the total net proceeds from our initial public offering and the private placement was $201,301,144, of which $200,000,000 (or $10.00 per unit sold in our initial public offering) was placed in the trust account. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, filed with the SEC on November 16, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. Although we may pursue an initial business combination in any business, industry or geographic location, we currently intend to focus on companies that provide technical and industrial services in the United States. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement securities, our capital stock, debt or a combination of cash, stock and debt.

The registration statement for our initial public offering was declared effective on November 15, 2018. On November 20, 2018, we completed our initial public offering of 20,000,000 units sold to the public at the price of $10.00 per unit, generating gross proceeds of $200,000,000. Each unit consists of one share of our common stock, $0.0001 par value and one warrant, each warrant exercisable to purchase one share of our Class A common stock at an exercise price of $11.50, pursuant to our registration statement on Form S-1, as amended (File No. 333-228018). The underwriters were granted a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any, at $10.00 per unit, less underwriting discounts and commissions. The over-allotment option was not exercised prior to its expiration on December 30, 2018.

Simultaneously with the consummation of our initial public offering, we completed a private placement of an aggregate of 250,000 units at a price of $10.00 per unit and 3,500,000 warrants at a price of $1.00 per warrant, generating total gross proceeds of $6,000,000. A total of $200,000,000 (including approximately $7,000,000 in deferred underwriting commissions payable to the underwriters) of the net proceeds from our initial public offering and the private placement was deposited in a trust account located in the United States established for the benefit of the Company’s public stockholders with Continental Stock Transfer & Trust Company acting as trustee.

If we are unable to complete our initial business combination by November 20, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by November 20, 2020.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2018 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial business combination.

For the year ended December 31, 2018, we had net income of $287,660, which consisted of interest income on marketable securities held in the trust account of $471,972, offset by operating costs of $106,435 and provision for income taxes of $77,877.

For the period from June 28, 2017 (inception) through December 31, 2017, we had a net loss of $175, which consisted of operating costs of $175.

Liquidity and Capital Resources

On November 20, 2018, we consummated our initial public offering of 20,000,000 units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 250,000 private placement units at a price of $10.00 per unit and the sale of 3,500,000 private placement warrants at a price of $1.00 per warrant to the sponsor, generating gross proceeds of $6,000,000.

Following our initial public offering and the sale of the private placement securities, a total of $200,000,000 was placed in the trust account and we had $1,347,347 of cash held outside of the trust account, after payment of costs related to our initial public offering, and available for working capital purposes. We incurred $11,698,856 in transaction costs, including $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $698,856 of other costs.

For the year ended December 31, 2018, cash used in operating activities was $43,448. Net income of $287,660 was offset by interest earned on marketable securities held in the trust account of $471,972. Changes in operating assets and liabilities provided $140,864 of cash.

At December 31, 2018, we had marketable securities held in the trust account of $200,471,972. We intend to use substantially all of the funds held in the trust account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At December 31, 2018, we had cash of $1,275,571 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $250,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

We were initially formed by our sponsor in June 2017, at which time our sponsor acquired all 100 shares of our outstanding common stock for an aggregate purchase price of $25,000, or approximately $250.00 per share. Prior to the initial investment in the company of $25,000, the company had no assets, tangible or intangible. The per share price for the founder shares was determined by dividing the amount initially contributed to the company by the number of founder shares issued. In October 2018, our sponsor sold certain of the founder shares to our three independent directors. On November 14, 2018 and November 15, 2018, we effected the Recapitalization and the Forfeiture, respectively, and, as a result, our sponsor and independent directors held 5,750,000 founder shares (up to 750,000 of which were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units was exercised, if at all). The number of founder shares issued in the Recapitalization and forfeited in the Forfeiture was determined based on the expectation that the total size of our initial public offering would be a maximum of 23,000,000 units if the underwriters’ option to purchase additional units was exercised in full, and therefore that such founder shares would represent 20% of the issued and outstanding shares of common stock after our initial public offering (not including the shares of Class A common stock underlying the private placement units). On January 4, 2019, our sponsor forfeited 750,000 founder shares to us at no cost, in connection with the expiration of the underwriters’ over-allotment option.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, officers, directors or any of their affiliates, and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf, although no such reimbursements will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination.

Prior to the closing of our initial public offering, our sponsor loaned us an aggregate of $300,000 to cover expenses related to our initial public offering. These loans are non-interest bearing, unsecured and were repaid in full on November 20, 2018.

In addition, in order to finance transaction costs in connection with an intended initial business combination, (i) our sponsor has committed an aggregate of $1,000,000, to be provided to us in the event that funds held outside of the trust are insufficient to fund our expenses relating to investigating and selecting a target business and other working capital requirements after our initial public offering and prior to our initial business combination and (ii) our sponsor, one or more affiliates of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $250,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Concurrently with the closing of our initial public offering, our sponsor purchased an aggregate of 250,000 private placement units at a price of $10.00 per unit, or $2,500,000 in the aggregate, and 3,500,000 private placement warrants at a price of $1.00 per warrant, or $3,500,000 in the aggregate. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. Our sponsor is permitted to transfer the private placement securities held by it to certain permitted transferees, including its affiliates, our officers and directors and other persons or entities affiliated with or related to our sponsor; provided that the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. Otherwise, these securities will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of our initial business combination. The private placement warrants are non-redeemable so long as they are held by our sponsor or its permitted transferees. The private placement warrants may also be exercised by our sponsor or its permitted transferees for cash or on a cashless basis. The private placement warrants acquired by an affiliate of Macquarie Capital (USA) Inc. are not exercisable more than five years from the effective date of the registration statement and will not be transferable, assignable or salable by any person for a period of 180 days immediately following November 15, 2018, the date of this prospectus, except pursuant to (i) the transfer of any security by operation of law or by reason of our reorganization; (ii) the transfer of any security to any FINRA member firm participating in this offering and the officers or partners thereof, if all securities so transferred remain subject to the lock-up restrictions applicable to the transferee for the remainder of the 180 day time period; (iii) the transfer of any security if the aggregate amount of our securities held by such holder or related person do not exceed 1% of the securities being offered; (iv) the transfer of any security that is beneficially owned on a pro-rata basis by all equity owners of an investment fund, provided that no participating member manages or otherwise directs investments by the fund, and participating members in the aggregate do not own more than 10% of the equity in the fund; or (v) the exercise or conversion of any security, if all securities received remain subject to these lock-up restrictions for the remainder of the 180 day time period.. Otherwise, the private placement units and the private placement warrants have terms and provisions that are identical to those of the units and warrants sold as part of the units in our initial public offering, including as to exercise price, exercisability and exercise period.

In addition, we have granted Macquarie Capital (USA) Inc., an affiliate of our sponsor, a right of first refusal for a period of 36 months ending on November 20, 2021 to act as one of potentially several banks which provide to us certain financial advisory, underwriting, capital raising, and other services for which it may receive a portion of the overall fees. We have agreed that Macquarie Capital (USA) Inc. will not be asked to render a fairness opinion with respect to our initial business combination as it may have a conflict of interest by virtue of its affiliation with our sponsor. As a consequence, we may be required to retain another firm to render such an opinion if one is required.

Pursuant to the registration rights agreement we have entered into with our initial stockholders and holders of our private placement securities and warrants issued upon conversion of working capital loans, if any, and their respective permitted transferees (and any shares of Class A common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans), we may be required to register certain securities for sale under the Securities Act. Our initial stockholders and holders of our private placement securities and warrants issued upon conversion of working capital loans, if any, and their respective permitted transferees are entitled under the registration rights agreement to make up to three demands, excluding short form registration demands (or one demand, in the case of private placement securities to be acquired by an affiliate of Macquarie Capital (USA) Inc.), that we register certain of our securities held by them for sale under the Securities Act and have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. In the case of the private placement securities to be acquired by an affiliate of Macquarie Capital (USA) Inc., the demand registration right provided will not be exercisable for longer than five years from the effective date of the registration statement in compliance with FINRA Rule 5110(f)(2)(G)(iv) and the piggyback registration right provided will not be exercisable for longer than seven years from the effective date of the registration statement in compliance with FINRA Rule 5110(f)(2)(G)(v). We will bear the costs and expenses of filing any such registration statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive offer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly established public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title
Stephen M. Kadenacy	50	President, Chief Executive Officer and Director
Daniel E. Esters	53	Chief Financial Officer and Director
Duncan Murdoch	47	Chief Investment Officer
David Lee	50	General Counsel
Joseph E. Reece	57	Director
Richard A. Gadbois	60	Director
Alan P. Krusi	63	Director

Our directors and executive officers are as follows:

Stephen M. Kadenacy has served as our President, Chief Executive Officer and Director since August 2018 and currently serves as Chairman of the Board. Mr. Kadenacy served as President of AECOM from October 2014 until June 2017 and as Chief Operating Officer from October 2016 until June 2017. Prior to that, he served as AECOM’s Chief Financial Officer from October 2011 until October 2015 and as Senior Vice President, Corporate Finance from May 2008 to September 2011. Prior to joining AECOM, Mr. Kadenacy was with the accounting firm KPMG LLP in San Francisco since 1996. Mr. Kadenacy previously served on the Board of Directors and Audit Committee of ABM Industries Inc. Mr. Kadenacy holds a Bachelor’s degree in economics from the University of California at Los Angeles and a Masters of Business Administration from the University of Southern California.

Daniel E. Esters has served as our Chief Financial Officer and as one of our directors since November 2018. Mr. Esters spent 24 years serving in a variety of capacities at several investment banking firms where he accumulated extensive transaction experience including origination, due diligence assessment, structuring, negotiation and marketing of a wide range of merger and acquisitions, debt financings, restructurings and public equity offerings. From August 2014 to September 2018, Mr. Esters served as a managing director of M&A Capital LLC, a boutique investment banking firm and independent sponsor. From May 1996 to August 2014, he served in the Investment Banking department of Jefferies LLC, where his last role was as Managing Director within the firm’s financial sponsor group. Previously, Mr. Esters served with the Investment Banking department of PaineWebber, Inc. and with the audit practice of accounting firm Price Waterhouse LLC, where he earned his C.P.A. license. Mr. Esters holds a Bachelor’s degree in economics from the University of California at Los Angeles and a Masters of Business Administration from the UCLA Anderson School of Management.

Duncan Murdoch, who has served as our Chief Investment Officer since November 2018, has over 20 years of private equity and investment banking experience. Prior to joining us, Mr. Murdoch was a Senior Managing Director within the Principal Transactions Group for Macquarie Capital, based in New York. While at Macquarie Capital during the period from 2001 until November 2018, Mr. Murdoch led numerous investments and acquisitions on behalf of Macquarie Capital and funds managed by affiliates of Macquarie Capital across multiple sectors, including infrastructure, business services, environmental services, aerospace, and consumer. Prior to that, Mr. Murdoch worked for BMO Nesbitt Burns Inc. in Toronto, for Macquarie in Sydney in their Corporate Advisory Group, and for the Justices in the Commercial Division of the Supreme Court of New South Wales. Mr. Murdoch has served on the board of directors of numerous companies, including Brek Manufacturing Company, Utility Service Partners, Inc., Puralube, Inc., Icon Parking Systems, Smarte Carte, Inc., DNEG, Anaergia Inc., MST Global, and Skis Rossignol S.A. Mr. Murdoch holds a Masters of Business Administration from Stanford University, a Bachelor of Laws (First Class Honors) from the University of Sydney and a Bachelor of Economics from the University of Sydney.

David Lee has served as our General Counsel since November 2018. In addition to serving as our General Counsel, Mr. Lee has worked with Atrium LLP as Lead M&A/PE Counsel since February, 2019 and with Co-Counsel, LLC as Manager. Prior to founding Co-Counsel in October 2017, he served as Special Counsel at Jenner & Block LLP from October 2015 to September 2017, as Chief Executive Officer and Co-Founder of 10x Market, LLC from January 2013 to October 2015, and as Partner at DLA Piper LLP from December 2010 to December 2012. Prior to that, he served as Partner at Mayer Brown LLP from January 2007 to December 2010, as Partner at Kaye Scholer LLP from 2005 to 2006, as Partner at Kirkland & Ellis LLP from 2002 to 2004 and as Associate at Kirkland & Ellis LLP from 1996 to 2002. Mr. Lee holds a Bachelor’s degree in political science from the University of Chicago and a law degree from Northwestern University School of Law.

Joseph E. Reece, who has served as one of our independent directors since November 2018, has more than 30 years of experience advising public and private corporations, boards, financial sponsors and institutional investors on strategy, financing, and mergers and acquisitions. Mr. Reece is the Founder and Chief Executive Officer of Helena Advisors, LLC, a Merchant Bank based in New York City founded in 2015, where in addition to principal investing, he provides CEO level counseling focused on long-term value creation. Previously, Mr. Reece was also the Executive Vice Chairman of UBS Securities, LLC (“UBS”) from 2017 through September of 2018.

He also served as the Head of Corporate Client Solutions for the Americas for UBS from October 2017 through March 2018. Prior to that, he spent 18 years with Credit Suisse where he provided investment banking, capital market advisory services, and merger and acquisition advice across a broad range of industries. He held a number of senior management positions across the Investment Bank at Credit Suisse, including the Global Head of Equity Capital Markets, the Global Head of the Industrials Group and sat on both the Global Equities Management Committee and the Investment Banking Management Committee. Mr. Reece began his career at the SEC as Staff Counsel ultimately rising to become Special Counsel for the SEC’s Division of Corporation Finance and subsequently practiced law with Skadden Arps based in Los Angeles in the Corporate Practice Group. Mr. Reece holds a Bachelor of Science, a Masters of Business Administration and a Juris Doctor from the University of Akron and a LL.M from the Georgetown University Law Center. Mr. Reece currently serves as a member of the board of directors of RumbleOn, Inc. (Nasdaq: RMBL), Del Frisco's Restaurant Group (Nasdaq: DFRG), Compass Minerals International, Inc (NYSE: CMP), Georgetown University Law Center, the Foundation of the University of Akron and Chair-ity. In addition to his previous service on the Board of UBS Securities, LLC during his tenure at UBS, Mr. Reece also served on the Boards of CST Brands, Inc. and LSB Industries, Inc. from 2015 to 2017.

Richard A. Gadbois, who has served as one of our independent directors since November 2018, is currently Chairman of HS Group, a $2 billion Asia alternative asset management-seeding firm and as a director at Argyle Street Management Limited Hong Kong, where he has served since 2008. Mr. Gadbois also currently serves as a senior advisor to Oakmont Corporation, a $2.5 billion family office. Mr. Gadbois currently serves on the advisory board of Main Management, LLC, a San Francisco-based investment management firm, where he co-founded the firm’s Core Endowment Portfolio in 2007. Mr. Gadbois served as the Chief Executive Officer of Roth Asset Management, Inc. from 2010 to 2013 at which time he also co-founded GROW Partners LLC, a privately-owned hedge fund sponsor, and served as Managing Director of EAM Investors, LLC, a majority-employee-owned, institutionally-focused investment management boutique. From 2001 to 2006 Mr. Gadbois co-founded and served as President of Vantis Capital Management LLC, a long-short equity fund with offices in New York and Los Angeles. Prior to this, Mr. Gadbois served as a Senior Vice President with Merrill Lynch, Pierce, Fenner & Smith Incorporated from 1994 to 2001, where he advised insiders at public companies in the United States and Europe. Mr. Gadbois began his career at EF Hutton, Inc. in 1980 and later opened the west coast office for the Corporate Executive Services Group at Prudential Securities in 1989. Mr. Gadbois holds a Bachelor’s degree in economics from the University of California at Santa Barbara and is a Founder and Trustee Emeritus of the Sage Hill School. Mr. Gadbois has served on the Investment Committee for the Orange County Community Foundation and the Pacific Symphony for more than 10 years.

Alan P. Krusi, who has served as one of our independent directors since November 2018, was President, Strategic Development of AECOM Technology Corporation, a global provider of professional technical and management support services, from October 2011 until his retirement in March 2015. He served as Executive Vice President for Corporate Development of AECOM Technology Corporation from August 2008 until October 2011. From 2003 until 2008 Mr. Krusi served as President of Earth Tech, Inc., an engineering, consulting, and construction services firm owned by Tyco International. From 2002 to 2003, Mr. Krusi served as CEO of RealEnergy, Inc., a company providing onsite cogeneration to commercial and industrial customers. From 1999 to 2002, Mr. Krusi served as President of the Construction Services division of URS Corporation, where he oversaw an international construction services business specializing in construction management and program management. Prior to his employment with URS, and over a period of twenty-two years, Mr. Krusi held a number of technical and management positions within the engineering and construction industries. Mr. Krusi currently also serves on the Board of Directors of Alacer Gold Corp. (TSX: ASR), Granite Construction Incorporated (NYSE: GVA), Comfort Systems USA, Inc. (NYSE: FIX) and Lithko Contracting, LLC. Mr. Krusi also served on the Board of Directors of Blue Earth, Inc. from September 2014 to June 2016. Mr. Krusi is a graduate of the University of California at Santa Barbara and is a Registered Geologist, Certified Engineering Geologist, and Licensed General Contractor in the State of California. Mr. Krusi has nearly forty years of experience in the construction and engineering industries, including experience in executive management positions for public companies.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Joseph E. Reece, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Daniel E. Esters and Alan P. Krusi, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Stephen M. Kadenacy and Richard A. Gadbois, will expire at the third annual meeting of stockholders.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices to be set forth in our amended and restated bylaws as it deems appropriate. Our amended and restated bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, Secretaries, Assistant Secretaries, a Treasurer and other such offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Our audit committee is composed of three independent directors, and our compensation committee is composed of two independent directors.

Audit Committee

Our audit committee consists of Joseph E. Reece, Richard A. Gadbois and Alan P. Krusi. Mr. Reece serves as chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be composed solely of independent directors. Messrs. Reece, Gadbois and Krusi qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Reece qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee Charter, which will detail the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our compensation committee consists of Joseph E. Reece, Richard A. Gadbois and Alan P. Krusi. Mr. Gadbois serves as chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Reece, Gadbois and Krusi qualify as independent directors under applicable rules.

We have adopted a Compensation Committee Charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(1) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Joseph E. Reece, Richard A. Gadbois and Alan P. Krusi. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures to be set forth in our amended and restated bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics, Audit Committee Charter and our Compensation Committee Charter as exhibits to our registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors have received any compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will not pay our independent directors annual compensation. Our sponsor, officers, directors and any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. Our audit committee will review on a quarterly basis all payments that are made to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All of this compensation will be disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials, as applicable, furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer or proxy solicitation materials, as applicable, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers after the completion of our initial business combination will be determined by a compensation committee constituted solely of independent directors.

We are not a party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2018 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 25,250,000 shares of our common stock issued and outstanding on March 21, 2019.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock
Boxwood Sponsor LLC(2)	5,175,000	20.5%
MIHI LLC(3)	5,175,000	20.5%
Boxwood Management Company, LLC(4)	5,175,000	20.5%
Stephen M. Kadenacy(4)	5,175,000	20.5%
Daniel E. Esters(5)	—	—
Duncan Murdoch(5)	—	—
David Lee(5)	—	—
Joseph E. Reece(5)	25,000	*
Richard A. Gadbois(5)	25,000	*
Alan P. Krusi	25,000	*
All directors and executive officers as a group (7 individuals)	5,250,000	20.8%
AQR Capital Management, LLC(6)	2,500,000	9.9%
Davidson Kempner Capital Management LP(7)	1,980,000	7.84%
Bank of America Corporation(8)	1,948,467	7.72%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1112 Montana Avenue, Suite 901, Santa Monica, CA 90403.

(2)	Boxwood Sponsor LLC is jointly owned and managed by MIHI Boxwood Sponsor, LLC, which is controlled by MIHI LLC, and Boxwood Management Company, LLC. MIHI and Boxwood Management Company, LLC have shared voting and dispositive power with respect to the shares held by Boxwood Sponsor LLC and, as such, may be deemed to beneficially own the shares held by Boxwood Sponsor LLC. Each of MIHI and Boxwood Management Company, LLC disclaim such beneficial ownership except to the extent of their respective pecuniary interests therein. See Note 3 below for information on the ownership of MIHI. See Note 4 below for information on the ownership of Boxwood Management Company, LLC.

(3)	MIHI Boxwood Sponsor, LLC owns a substantial interest in, and has the right to appoint one of the managers of, the sponsor. MIHI owns a majority interest in, and is the sole manager of, MIHI Boxwood Sponsor, LLC. As such, MIHI may be deemed to beneficially own the shares held by our sponsor. MIHI is a member managed LLC. MIHI is indirectly controlled by Macquarie, a publicly listed company in Australia. Nicholas Moore is the chief executive officer of Macquarie and in such position has voting and dispositive power with respect to securities held by MIHI Boxwood Sponsor, LLC. By virtue of the relationships described in this footnote, Macquarie and Mr. Moore may be deemed to share beneficial ownership of all shares held by MIHI Boxwood Sponsor, LLC. Each of Macquarie and Mr. Moore expressly disclaims any such beneficial ownership, except to the extent of their individual pecuniary interests therein. The address of each of MIHI and MIHI Boxwood Sponsor, LLC is c/o Macquarie Capital (USA) Inc., 125 West 55th Street, L-22, New York, NY 10019-5369.

(4)	Mr. Kadenacy owns a majority interest in, and is the sole manager of, Boxwood Management Company, LLC. As such, he may be deemed to beneficially own the shares held by Boxwood Management Company, LLC or our sponsor. Mr. Kadenacy disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

(5)	Messrs. Esters, Murdoch, Lee, Reece and Gadbois hold economic interests in Boxwood Management Company, LLC and pecuniary interests in the securities beneficially owned by Boxwood Management Company, LLC. Each of such individuals disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(6)	According to a Schedule 13G filed with the SEC on November 26, 2018, on behalf of AQR Capital Management, LLC (“AQR Capital Management”), AQR Capital Management Holdings, LLC (“AQR Capital Management Holdings”), CNH Partners, LLC (“CNH Partners”), AQR Absolute Return Master Account, L.P. (“AQR Absolute Return Master Account”) and AQR Principal Global Asset Allocation, LLC (“AQR Principal Global Asset Allocation”), each of which share voting and dispositive power with respect to certain of the reported shares shown above. AQR Capital Management is a wholly owned subsidiary of AQR Capital Management Holdings. CNH Partners is deemed to be controlled by AQR Capital Management, and CNH Partners and AQR Capital Management are investment manager of AQR Absolute Return Master Account. AQR Principal Global Asset Allocation is the general partner of AQR Absolute Return Master Account. The business address of this stockholder is 2 Greenwich Plaza, Greenwich, Connecticut 06830.

(7)	According to a Schedule 13G filed with the SEC on November 26, 2018, on behalf of Davidson Kempner Capital Management LP (“Davidson Kempner Capital Management”), Thomas L. Kempner, Jr., Anthony Y. Yoseloff, Davidson Kempner Partners, Davidson Kempner Institutional Partners, L.P. (“Davidson Kempner Institutional Partners”) and Davidson Kempner International, Ltd. (“Davidson Kempner International”), each of which share voting and dispositive power with respect to certain of the reported shares shown above. Davidson Kempner Capital Management is the investment manager of each of Davidson Kempner Partners, Davidson Kempner Institutional Partners and Davidson Kempner International (collectively, “DKCM”). DKCM is responsible for the voting and investment decisions of each of Davidson Kempner Partners, Davidson Kempner Institutional Partners and Davidson Kempner International. The managing members of DKCM are Thomas L. Kempner, Jr., Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, Conor Bastable, Shulamit Leviant, Morgan Blackwell, Patrick W. Dennis, Gabriel T. Schwartz, Zachary Z. Altschuler, James A. Michaelson and Joshua D. Morris. Mr. Kempner and Mr. Yoseloff are managing members of DKCM and, through DKCM, are responsible for the voting and investment decisions relating to the reported shares shown above. The business address of this stockholder is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

(8)	According to a Schedule 13G filed with the SEC on February 13, 2019, on behalf of Bank of America Corporation and Merrill Lynch Pierce Fenner & Smith, Inc., each of which share voting and dispositive power with respect to the reported shares shown above. Merrill Lynch Pierce Fenner & Smith, Inc. is the wholly owned subsidiary of Bank of America Corporation. The business address of this stockholder is Bank of America Corporate Center, 100 N Tryon Street, Charlotte, North Carolina 28255.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We were initially formed by our sponsor in June 2017, at which time our sponsor acquired all 100 shares of our outstanding common stock for an aggregate purchase price of $25,000, or approximately $250.00 per share. Prior to the initial investment in the company of $25,000, the company had no assets, tangible or intangible. The per share price for the founder shares was determined by dividing the amount initially contributed to the company by the number of founder shares issued. In October 2018, our sponsor sold certain of the founder shares to our three independent directors. On November 14, 2018 and November 15, 2018, we effected the Recapitalization and Forfeiture, respectively, and, as a result, our sponsor and independent directors held 5,750,000 founder shares (up to 750,000 of which were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units was exercised, if at all). The number of founder shares issued in the Recapitalization and forfeited in the Forfeiture were determined based on the expectation that the total size of our initial public offering would be a maximum of 23,000,000 units if the underwriters’ option to purchase additional units was exercised in full, and therefore that such founder shares would represent 20% of the issued and outstanding shares of common stock after our initial offering (not including the shares of Class A common stock underlying the private placement units). On January 4, 2019, our sponsor forfeited 750,000 founder shares to us at no cost, in connection with the expiration of the underwriters’ over-allotment option.

Simultaneously with the closing of our initial public offering, we consummated the sale of 250,000 private placement units for a purchase price of $10.00 per unit and 3,500,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement to our sponsor, generating gross proceeds of $6,000,000. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement securities (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferable, assignable, or saleable by our sponsor until 30 days after the completion of our initial business combination.

We have granted Macquarie Capital (USA) Inc., an affiliate of our sponsor, a right of first refusal for a period of 36 months ending on November 20, 2021, to act as one of potentially several banks which provide to us certain financial advisory, underwriting, capital raising, and other services for which it may receive a portion of the overall fees. The amount of fees we pay to Macquarie Capital (USA) Inc. will be based upon the prevailing market for similar services rendered by global full-service investment banks for such transactions at such time, and will be subject to the review of our Audit Committee pursuant to the Audit Committee’s policies and procedures relating to transactions that may present conflicts of interest.

Macquarie Capital (USA) Inc. has not yet been retained for a specific financial advisory, underwriting, capital raising or other transaction and so we are not able to quantify the fees for any such engagement. No funds will be paid out of the trust to fund any such fee payments and it is not expected that any fees would be paid prior to the consummation of a business combination. The actual amount of fees received will vary significantly based on the size of any transaction and the extent to which other investment banks are involved.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, officers, directors or our or any of their affiliates, and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf, although no such reimbursements will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination.

Our sponsor loaned us an aggregate of $300,000 to cover expenses related to our initial public offering. This loan was non-interest bearing, unsecured and repaid in full on November 20, 2018 out of the proceeds from our initial public offering not held in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, (i) our sponsor has committed an aggregate of $1,000,000, to be provided to us in the event that funds held outside of the trust are insufficient to fund our expenses relating to investigating and selecting a target business and other working capital requirements after our initial public offering and prior to our initial business combination and (ii) our sponsor, one or more affiliates of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $250,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor, including as to exercise price, exercisability and exercise period. The terms of such loans by our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All of this compensation will be disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials, as applicable, furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer or proxy solicitation materials, as applicable, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We have entered into a registration rights agreement with respect to the founder shares, private placement units, private placement shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter of the audit committee, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or any of their affiliates, none of which will be made from the proceeds of our initial public offering and the sale of the private placement securities held in the trust account prior to the completion of our initial business combination:

●	Repayment of an aggregate of up to $750,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $250,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender.

The above payments may be funded using the net proceeds of our initial public offering and the sale of the private placement securities not held in the trust account.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Joseph E. Reece, Richard A. Gadbois and Alan P. Krusi are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. Fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2018 and for the period from June 28, 2017 (inception) through December 31, 2017 amounted to approximately $90,000 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees paid to Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2018 and for the period from June 28, 2017 (inception) through December 31, 2017, respectively.

Tax Fees

We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2018 and for the period from June 28, 2017 (inception) through December 31, 2017.

All Other Fees

We did not pay Marcum for other services for the year ended December 31, 2018 and for the period from June 28, 2017 (inception) through December 31, 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

 None.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated November 15, 2018, among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, and Macquarie Capital (USA) Inc., as representative of the several underwriters.
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Amended and Restated Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company.
10.1(1)	Letter Agreement, dated November 15, 2018, among the Company, Boxwood Sponsor, LLC, and each of the officers and directors of the Company.
10.2(1)	Investment Management Trust Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company.
10.3(1)	Registration Rights Agreement, dated November 15, 2018, among the Company, Boxwood Sponsor, LLC and the initial stockholders party thereto.
10.4(1)	Securities Purchase Agreement, dated November 15, 2018, between the Company and Boxwood Sponsor, LLC
10.5(1)	Expense Advancement Agreement, dated November 15, 2018, between the Company and Boxwood Sponsor, LLC
10.6(1)	Letter Agreement, dated November 15, 2018, between the Company and Macquarie Capital (USA) Inc.
10.7(1)	Letter Agreement, dated November 15, 2018, among the Company, MIHI LLC and Boxwood Management Company, LLC
14(3)	Code of Ethics.
99.5(3)	Audit Committee Charter.
99.6(3)	Compensation Committee Charter.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Document
101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to an exhibit to the company’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.

(2)	Incorporated by reference to an exhibit to the company’s Form S-1/A, filed with the SEC on November 15, 2018.

(3)	Incorporated by reference to an exhibit to the company’s Form S-1, filed with the SEC on October 26, 2018.

BOXWOOD MERGER CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Boxwood Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Boxwood Merger Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2018 and for the period from June 28, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year end December 31, 2018 and for the period from June 28, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

March 25, 2019

BOXWOOD MERGER CORP.

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$1,275,571	$—
Prepaid expenses and other current assets	23,116	—
Total Current Assets	1,298,687	—

Marketable securities held in Trust Account	200,471,972	—
Security deposit	7,125	—
Total Assets	$201,777,784	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$86,278	$175
Income taxes payable	77,877	—
Total Current Liabilities	164,155	175

Deferred underwriting fees	7,000,000	—
Total Liabilities	7,164,155	175

Commitments

Common stock subject to possible redemption, 18,926,577 and 0 shares at redemption value	189,613,628	—

Stockholders’ Equity (Deficit)
Preferred stock; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 1,323,423 and 0 shares issued and outstanding (excluding 18,926,577 and 0 shares subject to possible redemption)	132	—
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 and 7,187,500 shares issued and outstanding (1)	575	719
Additional paid in capital	4,711,809	24,281
Stock subscription receivable	—	(25,000)
Accumulated deficit	287,485	(175)
Total Stockholders’ Equity (Deficit)	5,000,001	(175)
Total Liabilities and Stockholders’ Equity (Deficit)	$201,777,784	$—

(1)	Included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

The accompanying notes are an integral part of the financial statements.

BOXWOOD MERGER CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	For the Period from June 28, 2017 (inception) through December 31, 2017

Operating costs	$106,435	$175
Loss from operations	(106,435)	(175)

Other income:
Interest income	471,972	—
Other income, net	471,972	—

Income (loss) before provision for income taxes	365,537	(175)
Provision for income taxes	(77,877)	—
Net income (loss)	$287,660	$(175)

Weighted average shares outstanding, basic and diluted (1)	6,240,480	6,250,000

Basic and diluted net loss per common share (2)	$(0.01)	$(0.00)

(1)

Excludes an aggregate of 18,926,577 shares subject to possible redemption at December 31, 2018 and aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full at December 31, 2017.

(2)	Excludes income of $347,852 attributable to common stock subject to possible redemption for the year ended December 31, 2018 (see Note 2).

The accompanying notes are an integral part of the financial statements.

BOXWOOD MERGER CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class F Common Stock(1)		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance – June 28, 2017 (inception)	—	$—	—	$—	$—	$—	$—	$—

Issuance of founder shares to Sponsor	—	—	7,187,500	719	24,281	(25,000)	—	—

Net loss	—	—	—	—	—	—	(175)	(175)

Balance at December 31, 2017	—	—	7,187,500	719	24,281	(25,000)	(175)	(175)

Stock subscription received from issuance of founder shares to Sponsor	—	—	—	—	—	25,000	—	25,000

Forfeiture of founder shares	—	—	(1,437,500)	(144)	144	—	—	—

Sale of 20,000,000 Units, net of underwriting discounts	20,000,000	2,000	—	—	188,299,144	—	—	188,301,144

Sale of 250,000 Private Placement Units	250,000	25	—	—	2,499,975	—	—	2,500,000

Sale of 3,500,000 Private Placement Warrants	—	—	—	—	3,500,000	—	—	3,500,000

Common stock subject to possible redemption	(18,926,577)	(1,893)	—	—	(189,611,735)	—	—	(189,613,628)

Net income	—	—	—	—	—	—	287,660	287,660

Balance – December 31, 2018	1,323,423	$132	5,750,000	$575	$4,711,809	$—	$287,485	$5,000,001

(1)	Included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

The accompanying notes are an integral part of the financial statements.

BOXWOOD MERGER CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	For the Period from June 28, 2017 (inception) through December 31, 2017
Cash Flows from Operating Activities:
Net income (loss)	$287,660	$(175)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(471,972)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,116)	—
Accounts payable and accrued expenses	86,103	175
Income taxes payable	77,877	—
Net cash used in operating activities	(43,448)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)	—
Security deposit	(7,125)	—
Net cash used in investing activities	(200,007,125)	—

Cash Flows from Financing Activities:
Collection of stock subscription receivable from Sponsor	25,000	—
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000	—
Proceeds from sale of Private Placement Units	2,500,000	—
Proceeds from sale of Private Placement Warrants	3,500,000	—
Payment of offering costs	(698,856)	—
Proceeds from promissory note - related party	300,000	—
Repayment of promissory note - related party	(300,000)	—
Net cash provided by financing activities	201,326,144	—

Net Change in Cash	1,275,571	—
Cash – Beginning	—	—
Cash – Ending	$1,275,571	$—

Non-Cash investing and financing activities:
Subscription receivable for common stock	$—	$25,000
Initial classification of common stock subject to redemption	$189,320,780	$—
Change in value of common stock subject to possible redemption	$292,848	$—

The accompanying notes are an integral part of the financial statements.

BOXWOOD MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Boxwood Merger Corp. (the “Company”) is a blank check company incorporated in Delaware on June 28, 2017. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on opportunities in the technical and industrial services sector of the United States.

At December 31, 2018, the Company had not yet commenced any operations. All activity through December 31, 2018 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below.

The registration statement for the Company’s Initial Public Offering was declared effective on November 15, 2018. On November 20, 2018, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 250,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit and 3,500,000 warrants (the “Private Placement Warrants” and, collectively, with the Private Placement Units, the “Private Placement Securities”) at a price of $1.00 per Private Placement Warrants in a private placement to Boxwood Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on November 20, 2018, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Securities was placed in a trust account (“Trust Account”) and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below except that interest earned on the Trust Account can be released to pay the Company’s franchise and income tax obligations.

Transaction costs amounted to $11,698,856, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $698,856 of other costs. As of December 31, 2018, $1,275,571 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Securities, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

BOXWOOD MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules and file proxy materials with the SEC. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination.

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed (i) to vote their Founder Shares (as defined in Note 5), Private Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares acquired during or after the Initial Public Offering in connection with the consummation of a Business Combination, (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to consummate a Business Combination within the Combination Period (as defined below) and (iv) not to propose any amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, the initial stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

Notwithstanding the foregoing redemption rights, the Company’s Amended and Restated Certificate of Incorporation provides that if the Company seeks stockholder approval of a Business Combination and the Company does not conduct redemptions in connection with a Business Combination pursuant to the tender offer rules, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 15% or more of the common stock sold in the Initial Public Offering.

The Company will have until November 20, 2020 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (which interest shall be net of taxes payable, and less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per Unit.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below: (i) $10.00 per Public Share; or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case, net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

BOXWOOD MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Marketable securities held in Trust Account

At December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

BOXWOOD MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The Company completed its analysis which resulted in no material changes to the financial statements.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Common stocks subject to possible redemption at December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 23,750,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

Reconciliation of Net Loss per Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

BOXWOOD MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

	Year Ended December 31,	For the Period from June 28, 2017 (Inception) Through December 31,
	2018	2017
Net income (loss)	$287,660	$(175)
Less: Income attributable to common stock subject to possible redemption	(347,852)	—
Adjusted net loss	$(60,192)	$(175)

Weighted average shares outstanding, basic and diluted	6,240,480	6,250,000

Basic and diluted net loss per share	$(0.01)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 250,000 Private Placement Units at $10.00 per Private Placement Unit ($2,500,000 in the aggregate) and 3,500,000 Private Placement Warrants at $1.00 per Private Placement Warrant ($3,500,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (“Private Placement Share”) and one Private Placement Warrant. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The proceeds from the Private Placement Securities were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Securities will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units (and the underlying Private Placement Shares) will have no value and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Securities.

BOXWOOD MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2017, the Company issued an aggregate of 100 shares to the Sponsor for an aggregate purchase price of $25,000. The Company received payment for the shares in September 2018. On November 14, 2018, the Company effected a recapitalization pursuant to which each share of the Company’s outstanding common stock was converted into 71,875 shares of the Company’s Class F common stock (the “Recapitalization”). As a result of the Recapitalization, the initial stockholders collectively held an aggregate of 7,187,500 shares of the Company’s Class F common stock (the “Founder Shares”). On November 15, 2018, the Sponsor contributed back to the Company, for no consideration, 1,437,500 Founder Shares. As a result, the initial stockholders now hold 5,750,000 Founder Shares, of which an aggregate of up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ option to purchase additional Units was not exercised in full or in part, so that the initial stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (not including the shares of Class A common stock underlying the Private Placement Units and assuming the initial stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters’ election to exercise their over-allotment option expired unexercised in January 4, 2019 and, as a result, 750,000 Founder Shares were forfeited, resulting in 5,000,000 Founder Shares outstanding as of January 4, 2019 (see Note 10).

The initial stockholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier of one year after the completion of a Business Combination or earlier if, subsequent to a Business Combination, (i) the last reported closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, subject to certain limited exceptions.

Promissory Notes — Related Party

On August 22, 2018, the Company issued a promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing, unsecured and due on the earlier of May 30, 2019 or the completion of the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering on November 20, 2018.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $250,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of December 31, 2018.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on November 15, 2018, the holders of the Founder Shares, Private Placement Units, Private Placement Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of these securities are entitled to make up to three demands (or one demand in the case of Private Placement Securities to be acquired by an affiliate of Macquarie Capital (USA) Inc.), excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. In the case of the Private Placement Securities acquired by an affiliate of Macquarie Capital (USA) Inc., the demand registration right provided will not be exercisable for longer than five years from the effective date of the registration statement of the Initial Public Offering in compliance with FINRA Rule 5110(f)(2)(G)(iv) and the piggyback registration right provided will not be exercisable for longer than seven years from the effective date of the registration statement of the Initial Public Offering in compliance with FINRA Rule 5110(f)(2)(G)(v). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

BOXWOOD MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters’ election to exercise their over-allotment option expired unexercised in January 4, 2019

The underwriters are entitled to a deferred fee of (i) $0.35 per Unit, or $7,000,000 in the aggregate, excluding any amounts raised pursuant to the option to purchase additional units, and (ii) $0.35 per Unit, or $8,050,000 in the aggregate pursuant to the option to purchase additional units. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

The Company granted an affiliate of the Sponsor and an underwriter of the Initial Public Offering, a right of first refusal for a period of 36 months from the date of the commencement of sales of the Initial Public Offering to act as one of potentially several banks which provide to the Company certain financial advisory, underwriting, capital raising, and other services for which it may receive a portion of the overall fees. The affiliate has not been retained as of the filing date of these financial statements, therefore no amounts are currently due. No funds will be paid out of the Trust Fund to fund any such payments and it is not expected that any fees would be paid prior to the completion of a Business Combination. The actual amount of fees to be paid will vary significantly based on the size of any transaction and the extent to which other investments banks are involved.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 1,323,423 and 0 shares of common stock issued and outstanding, excluding 18,926,577 and 0 shares of Class A common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Class F common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 5,750,000 Founder Shares issued and outstanding, of which 750,000 were subject to forfeiture to the extent that the underwriters’ option to purchase additional units was not exercised in full or in part, so that the initial stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (not including the shares of Class A common stock underlying the Private Placement Units and assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering).

Holders of Class A common stock and Class F common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

BOXWOOD MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The shares of Class F common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class F common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class F common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock underlying the private placement units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination). Holders of Founder Shares may also elect to convert their shares of Class F common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC and have declared effective a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. Notwithstanding the foregoing, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption:

●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and;
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day trading period referred to above.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

BOXWOOD MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. INCOME TAX

The provision for income taxes was deemed to be immaterial for the period from June 28, 2017 (inception) through December 31, 2017. The Company did not have any significant deferred tax assets or liabilities at December 31, 2018 and 2017.

The income tax provision (benefit) consists of the following:

Year Ended December 31, 2018
Federal
Current	$77,020
Deferred	—

State
Current	857
Deferred	—
Change in valuation allowance	—
Income tax provision	$77,877

As of December 31, 2018, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.2%
Meals and entertainment	0.1%
Income tax provision	21.3%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

BOXWOOD MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2018
Assets:
Marketable securities held in Trust Account	1	$200,471,972

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The underwriters’ election to exercise their over-allotment option expired unexercised on January 4, 2019 and, as a result, 750,000 Founder Shares were forfeited, resulting in 5,000,000 Founder Shares outstanding as of January 4, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXWOOD MERGER CORP.

/s/ Stephen M. Kadenacy
Name:	Stephen M. Kadenacy
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel E. Esters
Name:	Daniel E. Esters
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 25, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen M. Kadenacy and Daniel E. Esters, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Kadenacy	Chief Executive Officer and Chairman (Principal Executive Officer)	March 25, 2019
Stephen M. Kadenacy

/s/ Daniel E. Esters	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2019
Daniel E. Esters

/s/ Duncan Murdoch	Chief Investment Officer	March 25, 2019
Duncan Murdoch

/s/ David Lee	General Counsel	March 25, 2019
David Lee

/s/ Joseph E. Reece	Director	March 25, 2019
Joseph E. Reece

/s/ Richard A. Gadbois	Director	March 25, 2019
Richard A. Gadbois

/s/ Alan P. Krusi	Director	March 25, 2019
Alan P. Krusi