Form 10-Q
period 2019-03-31
Boxwood Merger Corp.
filed 2019-05-13
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38745

Boxwood Merger Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-0808563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1112 Montana Avenue, Suite 901

Santa Monica, CA 90403

(Address of principal executive offices)

(310) 801-5786

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one Warrant	BWMCU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value per share	BWMC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	BWMCW	The Nasdaq Stock Market LLC

As of May 10, 2019, 20,250,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

BOXWOOD MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

BOXWOOD MERGER CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$885,872	$1,275,571
Prepaid expenses and other current assets	251,711	23,116
Total Current Assets	1,137,583	1,298,687

Marketable securities held in Trust Account	201,556,711	200,471,972
Security deposit	7,125	7,125
Total Assets	$202,701,419	$201,777,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$138,668	$86,278
Income taxes payable	260,774	77,877
Total Current Liabilities	399,442	164,155

Deferred underwriting fees	7,000,000	7,000,000
Total Liabilities	7,399,442	7,164,155

Commitments

Common stock subject to possible redemption, 18,912,379 and 18,926,577 shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	190,301,976	189,613,628

Stockholders’ Equity
Preferred stock; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 1,337,621 and 1,323,423 shares issued and outstanding (excluding 18,912,379 and 18,926,577 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	134	132
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 and 5,750,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	500	575
Additional paid in capital	4,023,534	4,711,809
Retained earnings	975,833	287,485
Total Stockholders’ Equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$202,701,419	$201,777,784

The accompanying notes are an integral part of the condensed financial statements.

BOXWOOD MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$240,246	$87
Loss from operations	(240,246)	(87)

Other income:
Interest income	1,111,491	—

Income (loss) before provision for income taxes	871,245	(87)
Provision for income taxes	(182,897)	—
Net income (loss)	$688,348	$(87)

Weighted average shares outstanding, basic and diluted (1)	6,323,423	6,250,000

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)

(1)	Excludes an aggregate of 18,912,379 shares subject to possible redemption at March 31, 2019 and an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full at March 31, 2018.
(2)	Excludes income of $830,798 attributable to common stock subject to possible redemption for the three months ended March 31, 2019 (see Note 2).

The accompanying notes are an integral part of the condensed financial statements.

BOXWOOD MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class F Common Stock (1)		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – January 1, 2018	—	$—	7,187,500	$719	$24,281	$(25,000)	$(175)	$(175)

Net loss	—	—	—	—	—	—	(87)	(87)

Balance – March 31, 2018 (unaudited)	—	$—	7,187,500	$719	$24,281	$(25,000)	$(262)	$(262)

(1)	Included an aggregate of 1,437,500 shares that were forfeited by the Sponsor in November 2018 and up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	1,323,423	$132	5,750,000	$575	$4,711,809	$287,485	$5,000,001

Change in value of common stock subject to possible redemption	14,198	2	—	—	(688,350)	—	(688,348)

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Net income	—	—	—	—	—	688,348	688,348

Balance – March 31, 2019 (unaudited)	1,337,621	$134	5,000,000	$500	$4,023,534	$975,833	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

BOXWOOD MERGER CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$688,348	$(87)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,111,491)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(228,595)	—
Accounts payable and accrued expenses	52,390	87
Income taxes payable	182,897	—
Net cash used in operating activities	(416,451)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	26,752	—
Net cash provided by investing activities	26,752	—

Net Change in Cash	(389,699)	—
Cash – Beginning	1,275,571	—
Cash – Ending	$885,872	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$688,348	$—

The accompanying notes are an integral part of the condensed financial statements.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

At March 31, 2019, the Company had not yet commenced any operations. All activity through March 31, 2019 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below.

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

Transaction costs amounted to $11,698,856, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $698,856 of other costs. As of March 31, 2019, $885,872 of cash was held outside of the Trust Account and is available for working capital purposes.

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

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 26, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in money market funds.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at March 31, 2019 and December 31, 2018, which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 23,750,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Reconciliation of Net Loss per Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$688,348	$(87)
Less: Income attributable to common stock subject to possible redemption	(830,798)	—
Adjusted net loss	$(142,450)	$(87)

Weighted average shares outstanding, basic and diluted	6,323,423	6,250,000

Basic and diluted net loss per share	$(0.02)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2017, the Company issued an aggregate of 100 shares to the Sponsor for an aggregate purchase price of $25,000. The Company received payment for the shares in September 2018. On November 14, 2018, the Company effected a recapitalization pursuant to which each share of the Company’s outstanding common stock was converted into 71,875 shares of the Company’s Class F common stock (the “Recapitalization”). As a result of the Recapitalization, the initial stockholders collectively held an aggregate of 7,187,500 shares of the Company’s Class F common stock (the “Founder Shares”). On November 15, 2018, the Sponsor contributed back to the Company, for no consideration, 1,437,500 Founder Shares. As a result, the initial stockholders held 5,750,000 Founder Shares, of which an aggregate of up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ option to purchase additional Units was not exercised in full or in part, so that the initial stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (not including the shares of Class A common stock underlying the Private Placement Units and assuming the initial stockholders did not purchase any Public Shares in the Initial Public Offering). The underwriters’ election to exercise their over-allotment option expired unexercised in January 4, 2019 and, as a result, 750,000 Founder Shares were forfeited, resulting in 5,000,000 Founder Shares outstanding as of January 4, 2019.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $250,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of March 31, 2019.

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

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

 Right of First Refusal

The Company granted an affiliate of the Sponsor and an underwriter of the Initial Public Offering, a right of first refusal for a period of 36 months from the date of the commencement of sales of the Initial Public Offering to act as one of potentially several banks which provide to the Company certain financial advisory, underwriting, capital raising, and other services for which it may receive a portion of the overall fees. The affiliate has not been retained as of the filing date of these financial statements, therefore no amounts are currently due. No funds will be paid out of the Trust Fund to fund any such payments and it is not expected that any fees would be paid prior to the completion of a Business Combination. The actual amount of fees to be paid will vary significantly based on the size of any transaction and the extent to which other investments banks are involved

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 1,337,621 and 1,323,423 shares of common stock issued and outstanding, excluding 18,912,379 and 18,926,577 shares of Class A common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Class F common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 5,000,000 and 5,750,000 Founder Shares issued and outstanding.

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

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$201,556,711	$200,471,972

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the balance sheet was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Boxwood Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Boxwood Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2019 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the three months ended March 31, 2019, we had net income of $688,348, which consisted of interest income on marketable securities held in the Trust Account of $1,111,491, offset by operating costs of $240,246 and provision for income taxes of $182,897.

For the three months ended March 31, 2018, we had a net loss of $87, which consisted of operating costs of $87.

Liquidity and Capital Resources

On November 20, 2018, we consummated our Initial Public Offering of 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one share of our common stock, $0.0001 par value and one warrant, each warrant exercisable to purchase one share of our Class A common stock at an exercise price of $11.50, pursuant to our registration statement on Form S-1, as amended (File No. 333-228018). The underwriters were granted a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. The over-allotment option was not exercised prior to its expiration on December 30, 2018. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 250,000 Private Placement Units at a price of $10.00 per Unit and the sale of 3,500,000 Private Placement Warrants at a price of $1.00 per warrant to our sponsor, generating gross proceeds of $6,000,000.

Following our Initial Public Offering and the sale of the Private Placement Securities, a total of $200,000,000 was placed in the Trust Account. We incurred $11,698,856 in transaction costs, including $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $698,856 of other costs.

For the three months ended March 31, 2019, cash used in operating activities was $416,451. Net income of $688,348 was offset by interest earned on marketable securities held in the Trust Account of $1,111,491. Changes in operating assets and liabilities provided $6,692 of cash.

At March 31, 2019, we had marketable securities held in the Trust Account of $201,556,711. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At March 31, 2019, we had cash of $885,872 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete an initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Current Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 26, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 26, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38745), filed with the Securities and Exchange Commission on November 21, 2018)
3.2	Amended and Restated By Laws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-38745), filed with the Securities and Exchange Commission on November 21, 2018)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXWOOD MERGER CORP.

Date: May 10, 2019	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)