Form 10-Q
period 2019-06-30
Boxwood Merger Corp.
filed 2019-08-01
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38745

Boxwood Merger Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-0808563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8801 Calera Drive Austin, TX 78735

(Address of principal executive offices)

(512) 575-3637 (Issuer’s telephone number)

1112 Montana Avenue, Suite 901

Santa Monica, CA 90403

(Former Address)

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

As of August 1, 2019, 20,250,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

BOXWOOD MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

i

BOXWOOD MERGER CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$750,853	$1,275,571
Prepaid expenses and other current assets	200,720	23,116
Total Current Assets	951,573	1,298,687

Marketable securities held in Trust Account	202,579,114	200,471,972
Security deposit	7,125	7,125
Total Assets	$203,537,812	$201,777,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$161,568	$86,278
Income taxes payable	340,666	77,877
Total Current Liabilities	502,234	164,155

Deferred underwriting fees	7,000,000	7,000,000
Total Liabilities	7,502,234	7,164,155

Commitments

Common stock subject to possible redemption, 18,900,413 and 18,926,577 shares at redemption value as of June 30, 2019 and December 31, 2018, respectively	191,035,577	189,613,628

Stockholders’ Equity
Preferred stock; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 1,349,587 and 1,323,423 shares issued and outstanding (excluding 18,900,413 and 18,926,577 shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	135	132
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 and 5,750,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	500	575
Additional paid in capital	3,289,932	4,711,809
Retained earnings	1,709,434	287,485
Total Stockholders’ Equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$203,537,812	$201,777,784

The accompanying notes are an integral part of the condensed financial statements.

BOXWOOD MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating costs	$191,357	$88	$431,603	$175
Loss from operations	(191,357)	(88)	(431,603)	(175)

Other income:
Interest income	1,120,110	—	2,231,601	—

Income (loss) before provision for income taxes	928,753	(88)	1,799,998	(175)
Provision for income taxes	(195,152)	—	(378,049)	—
Net income (loss)	$733,601	$(88)	$1,421,949	$(175)

Weighted average shares outstanding, basic and diluted (1)	6,337,621	6,250,000	6,330,561	6,250,000

Basic and diluted net loss per common share (2)	$(0.01)	$(0.00)	$(0.04)	$(0.00)

(1)	Excludes an aggregate of 18,900,413 shares subject to possible redemption at June 30, 2019 and an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full at June 30, 2018. The underwriters’ election to exercise their over-allotment option expired unexercised in January 4, 2019 and, as a result, 750,000 Founder Shares were forfeited.
(2)	Excludes income of $826,835 and $1,657,107 attributable to common stock subject to possible redemption for the three and six months ended June 30, 2019 (see Note 2).

The accompanying notes are an integral part of the condensed financial statements.

BOXWOOD MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class F Common Stock (1)		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – January 1, 2018	—	$—	7,187,500	$719	$24,281	$(25,000)	$(175)	$(175)

Net loss	—	—	—	—	—	—	(87)	(87)

Balance – March 31, 2018 (unaudited)	—	—	7,187,500	719	24,281	(25,000)	(262)	(262)

Net loss	—	—	—	—	—	—	(88)	(88)

Balance – June 30, 2018 (unaudited)	—	$—	7,187,500	$719	$24,281	$(25,000)	$(350)	$(350)

(1)	Included an aggregate of 1,437,500 shares that were forfeited by the Sponsor in November 2018 and up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. The underwriters’ election to exercise their over-allotment option expired unexercised in January 4, 2019 and, as a result, 750,000 Founder Shares were forfeited.

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	1,323,423	$132	5,750,000	$575	$4,711,809	$287,485	$5,000,001

Change in value of common stock subject to possible redemption	14,198	2	—	—	(688,350)	—	(688,348)

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Net income	—	—	—	—	—	688,348	688,348

Balance – March 31, 2019 (unaudited)	1,337,621	134	5,000,000	500	4,023,534	975,833	5,000,001

Change in value of common stock subject to possible redemption	11,966	1	—	—	(733,602)	—	(733,601)

Net income	—	—	—	—	—	733,601	733,601

Balance – June 30, 2019 (unaudited)	1,349,587	$135	5,000,000	$500	$3,289,932	$1,709,434	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

BOXWOOD MERGER CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$1,421,949	$(175)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,231,601)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(177,604)	—
Accounts payable and accrued expenses	75,290	175
Income taxes payable	262,789	—
Net cash used in operating activities	(649,177)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	124,459	—
Net cash provided by investing activities	124,459	—

Net Change in Cash	(524,718)	—
Cash – Beginning	1,275,571	—
Cash – Ending	$750,853	$—

Supplementary cash flow information:
Cash paid for income taxes	$115,260	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,421,949	$—
Deferred offering costs included in accrued offering costs	$—	$57,500

The accompanying notes are an integral part of the condensed financial statements.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

At June 30, 2019, the Company had not yet commenced any operations. All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $11,698,856, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $698,856 of other costs. As of June 30, 2019, $750,853 of cash was held outside of the Trust Account and is available for working capital purposes.

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

JUNE 30, 2019

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

JUNE 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 26, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Marketable securities held in Trust Account

At June 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in money market funds. Through June 30, 2019, the Company withdrew $124,459 of interest earned on the Trust Account to pay franchise and income taxes.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at June 30, 2019, which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 23,750,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Reconciliation of Net Loss per Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$733,601	$(88)	$1,421,949	$(175)
Less: Income attributable to common stock subject to possible redemption	(826,835)	—	(1,657,107)	—
Adjusted net loss	$(93,234)	$(88)	$(235,158)	$(175)

Weighted average shares outstanding, basic and diluted	6,337,621	6,250,000	6,330,561	6,250,000

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

JUNE 30, 2019

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $250,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of June 30, 2019.

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

JUNE 30, 2019

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 1,349,587 and 1,323,423 shares of common stock issued and outstanding, excluding 18,900,413 and 18,926,577 shares of Class A common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Class F common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 5,000,000 and 5,750,000 Founder Shares issued and outstanding.

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

BOXWOOD MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$202,579,114	$200,471,972

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2019 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the three months ended June 30, 2019, we had net income of $733,601, which consisted of interest income on marketable securities held in the Trust Account of $1,120,110, offset by operating costs of $191,357 and provision for income taxes of $195,152.

For the six months ended June 30, 2019, we had net income of $1,421,949, which consisted of interest income on marketable securities held in the Trust Account of $ $2,231,601, offset by operating costs of $431,603 and provision for income taxes of $378,049.

For the three and six months ended June 30, 2018, we had a net loss of $88 and $175, which consisted of operating costs of $88 and $175, respectively.

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

For the six months ended June 30, 2019, cash used in operating activities was $649,177. Net income of $1,421,949 was offset by interest earned on marketable securities held in the Trust Account of $2,231,601. Changes in operating assets and liabilities provided $160,475 of cash.

At June 30, 2019, we had marketable securities held in the Trust Account of $202,579,114 (including approximately $2,579,000 of interest income). We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Through June 30, 2019, we withdrew $124,459 of interest earned on the Trust Account to pay franchise and income taxes.

At June 30, 2019, we had cash of $750,853 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete an initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38745), filed with the Securities and Exchange Commission on November 21, 2018)
3.2	Amended and Restated By Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38745), filed with the Securities and Exchange Commission on November 21, 2018)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXWOOD MERGER CORP.

Date: August 1, 2019	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)