Form 10-Q
period 2019-09-30
Boxwood Merger Corp.
filed 2019-11-14
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of November 14, 2019, 20,250,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

BOXWOOD MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

BOXWOOD MERGER CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets
Cash	$190,297	$1,275,571
Prepaid expenses and other current assets	364,917	23,116
Total Current Assets	555,214	1,298,687

Marketable securities held in Trust Account	203,524,618	200,471,972
Security deposit	—	7,125
Total Assets	$204,079,832	$201,777,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$193,859	$86,278
Income taxes payable	496,694	77,877
Total Current Liabilities	690,553	164,155

Deferred underwriting fees	7,000,000	7,000,000
Total Liabilities	7,690,553	7,164,155

Commitments

Common stock subject to possible redemption, 18,865,900 and 18,926,577 shares at redemption value as of September 30, 2019 and December 31, 2018, respectively	191,389,269	189,613,628

Stockholders’ Equity
Preferred stock; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 1,384,100 and 1,323,423 shares issued and outstanding (excluding 18,865,900 and 18,926,577 shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	138	132
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 and 5,750,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	500	575
Additional paid in capital	2,936,237	4,711,809
Retained earnings	2,063,135	287,485
Total Stockholders’ Equity	5,000,010	5,000,001
Total Liabilities and Stockholders’ Equity	$204,079,832	$201,777,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

BOXWOOD MERGER CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating costs	$470,858	$350	$902,461	$525
Loss from operations	(470,858)	(350)	(902,461)	(525)

Other income:
Interest income	999,797	—	3,231,398	—

Income (loss) before provision for income taxes	528,939	(350)	2,328,937	(525)
Provision for income taxes	(175,238)	—	(553,287)	—
Net income (loss)	$353,701	$(350)	$1,775,650	$(525)

Weighted average shares outstanding, basic and diluted (1)	6,349,587	6,250,000	6,336,973	6,250,000

Basic and diluted net loss per common share (2)	$(0.06)	$(0.00)	$(0.10)	$(0.00)

(1)	Excludes an aggregate of 18,865,900 shares subject to possible redemption at September 30, 2019 and an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full at September 30, 2018. The underwriters’ election to exercise their over-allotment option expired unexercised in January 4, 2019 and, as a result, 750,000 Founder Shares were forfeited.
(2)	Excludes income of $730,642 and $2,384,767 attributable to common stock subject to possible redemption for the three and nine months ended September 30, 2019, respectively (see Note 3).

The accompanying notes are an integral part of the condensed consolidated financial statements.

BOXWOOD MERGER CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class F Common Stock (1)		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance – January 1, 2018	—	$—	7,187,500	$719	$24,281	$(25,000)	$(175)	$(175)

Net loss	—	—	—	—	—	—	(87)	(87)

Balance – March 31, 2018 (unaudited)	—	—	7,187,500	719	24,281	(25,000)	(262)	(262)

Net loss	—	—	—	—	—	—	(88)	(88)

Balance – June 30, 2018 (unaudited)	—	—	7,187,500	719	24,281	(25,000)	(350)	(350)

Stock subscriptions received from issuance of Founder Shares to Sponsor	—	—	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	—	(350)	(350)

Balance – September 30, 2018 (unaudited)	—	$—	7,187,500	$719	$24,281	$—	$(700)	$24,300

(1)	Included an aggregate of 1,437,500 shares that were forfeited by the Sponsor in November 2018 and up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. The underwriters’ election to exercise their over-allotment option expired unexercised in January 4, 2019 and, as a result, 750,000 Founder Shares were forfeited.

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	1,323,423	$132	5,750,000	$575	$4,711,809	$287,485	$5,000,001

Change in value of common stock subject to possible redemption	14,198	2	—	—	(688,350)	—	(688,348)

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Net income	—	—	—	—	—	688,348	688,348

Balance – March 31, 2019 (unaudited)	1,337,621	134	5,000,000	500	4,023,534	975,833	5,000,001

Change in value of common stock subject to possible redemption	11,966	1	—	—	(733,602)	—	(733,601)

Net income	—	—	—	—	—	733,601	733,601

Balance – June 30, 2019 (unaudited)	1,349,587	135	5,000,000	500	3,289,932	1,709,434	5,000,001

Change in value of common stock subject to possible redemption	34,513	3	—	—	(353,695)	—	(353,692)

Net income	—	—	—	—	—	353,701	353,701

Balance – September 30, 2019 (unaudited)	1,384,100	$138	5,000,000	$500	$2,936,237	$2,063,135	$5,000,010

The accompanying notes are an integral part of the condensed consolidated financial statements.

BOXWOOD MERGER CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$1,775,650	$(525)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,231,398)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(341,801)	—
Accounts payable and accrued expenses	107,581	525
Income taxes payable	418,817	—
Net cash used in operating activities	(1,271,151)	—

Cash Flows from Investing Activities:
Security deposit	7,125	—
Cash withdrawn from Trust Account to pay franchise and income taxes	178,752	—
Net cash provided by investing activities	185,877	—

Cash Flows from Financing Activities:
Proceeds from issuance of Founders Shares to Sponsor	—	25,000
Proceeds from promissory note – related party	—	100,000
Payment of offering costs	—	(106,125)
Net cash provided by financing activities	—	18,875

Net Change in Cash	(1,085,274)	18,875
Cash – Beginning	1,275,571	—
Cash – Ending	$190,297	$18,875

Supplementary cash flow information:
Cash paid for income taxes	$134,470	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,775,641	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

At September 30, 2019, the Company had not yet commenced any operations. All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the potential acquisition of Atlas Intermediate Holdings, LLC, a Delaware limited liability company (“Atlas Intermediate”) (see Note 7).

The Company’s subsidiaries are comprised of Atlas TC Holdings LLC, a wholly owned subsidiary of the Company and a Delaware limited liability company (“Holdings”), and Atlas TC Buyer LLC, a wholly owned subsidiary of Holdings and a Delaware limited liability company (“Buyer”).

The registration statement for the Company’s Initial Public Offering was declared effective on November 15, 2018. On November 20, 2018, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 250,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit and 3,500,000 warrants (the “Private Placement Warrants” and, collectively, with the Private Placement Units, the “Private Placement Securities”) at a price of $1.00 per Private Placement Warrants in a private placement to Boxwood Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 5.

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

Transaction costs amounted to $11,698,856, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $698,856 of other costs. As of September 30, 2019, $190,297 of cash was held outside of the Trust Account and is available for working capital purposes.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed (i) to vote their Founder Shares (as defined in Note 6), Private Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares acquired during or after the Initial Public Offering in connection with the consummation of a Business Combination, (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to consummate a Business Combination within the Combination Period (as defined below) and (iv) not to propose any amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, the initial stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of September 30, 2019, the Company had $190,297 in its operating bank accounts, $203,524,618 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $494,883, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned in the Trust Account. As of September 30, 2019, approximately $3,525,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 26, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At September 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in money market funds. Through September 30, 2019, the Company withdrew $178,752 of interest earned on the Trust Account to pay franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at September 30, 2019, which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 23,750,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Reconciliation of Net Loss per Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$353,701	$(350)	$1,775,650	$(525)
Less: Income attributable to common stock subject to possible redemption	(730,642)	—	(2,384,767)	—
Adjusted net loss	$(376,941)	$(350)	$(609,117)	$(525)

Weighted average shares outstanding, basic and diluted	6,349,587	6,250,000	6,336,973	6,250,000

Basic and diluted net loss per share	$(0.06)	$(0.00)	$(0.10)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

BOXWOOD MERGER CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, (i) the Sponsor has committed an aggregate of $1,000,000, to be provided to the Company in the event that funds held outside of the Trust Account are insufficient to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to a Business Combination and (ii) the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $250,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of September 30, 2019.

NOTE 7. COMMITMENTS

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

BOXWOOD MERGER CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Right of First Refusal

The Company granted an affiliate of the Sponsor and an underwriter of the Initial Public Offering, a right of first refusal for a period of 36 months from the date of the commencement of sales of the Initial Public Offering to act as one of potentially several banks which provide to the Company certain financial advisory, underwriting, capital raising, and other services for which it may receive a portion of the overall fees. The affiliate has not been retained as of the filing date of these condensed consolidated financial statements, therefore no amounts are currently due. No funds will be paid out of the Trust Fund to fund any such payments and it is not expected that any fees would be paid prior to the completion of a Business Combination. The actual amount of fees to be paid will vary significantly based on the size of any transaction and the extent to which other investments banks are involved.

Atlas Business Combination

On August 12, 2019, the Company, Holdings, and Buyer, entered into a unit purchase agreement (the “Purchase Agreement”) with Atlas Intermediate and Atlas Technical Consultants Holdings LP, a Delaware limited partnership (the “Seller”), pursuant to which Buyer will acquire from the Seller all of the equity interests in Atlas Intermediate (the “Atlas Intermediate Units”). The acquisition of the Atlas Intermediate Units and the other transactions contemplated by the Purchase Agreement are collectively referred to herein as the “Atlas Business Combination.” The Seller and its limited partners are collectively referred to herein as the “Continuing Members.”

Pursuant to the Purchase Agreement, at the closing of the Atlas Business Combination (the “Closing”), the Company will contribute cash and shares of newly-created, voting, non-economic Class B common stock of the Company, par value $0.0001 per share (the “Class B common stock”), to Holdings in exchange for common units of Holdings (the “Holdings Units”). The Seller will transfer to the Buyer (i) a number of Atlas Intermediate Units equal to the product of (a) the number of Atlas Intermediate Units issued and outstanding as of the Closing multiplied by (b) the quotient of (x) the Rolled Unit Value (as defined in the Purchase Agreement) divided by (y) $617 million, in exchange for a corresponding number of Holdings Units, and an equal number of shares of Class B common stock, and (ii) the remainder of the Atlas Intermediate Units, in exchange for cash. Each share of Class B common stock entitles its holder to one vote per share but no right to dividends and distributions.

Following the Closing, the combined company will be organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries (“Atlas”) will be held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which the Company’s only direct assets will consist of Holdings Units. Upon the Closing, the Company will change its name to “Atlas Technical Consultants, Inc.”

Pursuant to the Purchase Agreement, the purchase price to be paid by the Buyer is $617 million, subject to customary adjustments contained in the Purchase Agreement. Of this amount, subject to the terms and conditions set forth in the Purchase Agreement, the Buyer will pay off the existing debt of the Seller which is anticipated to be approximately $160 million, and the Seller will receive aggregate consideration of $457 million, which shall consist of (i) between $260 million and $337 million of cash and (ii)(a) between $120 million and $197 million of Holdings Units, with each such unit valued at $10.00 per unit (subject to adjustment in accordance with the Purchase Agreement) (the “Rollover Units”), and (b) Class B common stock. For each Holdings Unit received by the Seller as consideration, the Company will issue to the Seller one share of Class B common stock. The final amount of cash and the value of the Rollover Units and Class B common stock is dependent on the amount of money remaining in the Company’s Trust Account following any redemptions of the Company’s Class A common stock and the amount of additional proceeds (if any) raised by the Company through equity financing sources prior to the Closing (the “Available Equity”).

Each Rollover Unit received by the Continuing Members, together with one share of Class B common stock, will be exchangeable, subject to certain conditions, for either one share of Class A common stock, or, at the Company’s election, the cash equivalent to the market value of one share of Class A common stock, pursuant to and in accordance with the terms of the Holdings LLC Agreement.

The Atlas Business Combination will be consummated subject to the deliverables and provisions as further described in the Purchase Agreement.

The Purchase Agreement was filed on August 13, 2019 with the Securities and Exchange Commission (the “SEC”) as Exhibit 2.1 to the Company’s Current Report on Form 8-K.

BOXWOOD MERGER CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Debt Commitment Letter

On August 12, 2019, the Company entered into a debt commitment letter (the “Debt Commitment Letter”) with Macquarie Capital (USA) Inc. (“Macquarie Capital”), Macquarie Capital Funding LLC (“Macquarie Funding”) and Natixis, New York Branch (together with Macquarie Capital and Macquarie Funding, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide (or to have certain of their affiliates provide), subject to satisfaction of customary closing conditions, including the closing of the Atlas Business Combination, credit facilities (the “Credit Facilities”) for the purpose of financing (i) a portion of the consideration payable under the Purchase Agreement, (ii) costs and expenses incurred by the parties in connection with the Atlas Business Combination, (iii) repayment of the existing indebtedness of Atlas Intermediate, and (iv) for general corporate expenditures. The obligation of the Commitment Parties to provide the Credit Facilities is contingent on, inter alia, there being Available Equity of at least $100 million immediately prior to Closing.

Pursuant to the Debt Commitment Letter, the Commitment Parties have agreed to provide for Credit Facilities in the aggregate principal amount of up to $400 million, consisting of: (i) a senior secured first lien term loan facility in an aggregate principal amount of up to $290 million (the “First Lien Term Facility”), (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $40 million (the “Revolving Facility”) and (iii) a senior secured second lien term loan facility in an aggregate principal amount of up to $70 million (together with the First Lien Term Facility, the “Term Loan Facilities”), made available to Buyer. To the extent there is, immediately prior to the Closing, Available Equity of (i) greater than $100 million and less than or equal to $160 million, the principal amount of the Term Loan Facilities will be reduced by the difference between the Available Equity (up to a maximum amount of $160 million) and $100 million, with such reduction to be allocated between such Term Loan Facilities as determined by the Commitment Parties in their sole discretion. To the extent there is, immediately prior to Closing, Available Equity of greater than $160 million, in addition to the reduction in principal amount of the Term Loan Facilities described in the preceding sentence, (x) the number of Rollover Units received by the Seller will be reduced (and the cash consideration to be paid to the Seller will be correspondingly increased) by an amount equal to 20% of the difference between the Available Equity and $160 million and (y) the principal amount of the Term Loan Facilities will be further reduced by an amount equal to 80% of the difference between the Available Equity and $160 million, with such reduction to be allocated between such Term Loan Facilities as determined by the Commitment Parties in their sole discretion until such time as the principal amount of the Term Loan Facilities is reduced to $270 million. Furthermore, to the extent the principal amount of the Term Loan Facilities has been reduced to $270 million, the value of the Rollover Units received by the Seller will be reduced until their value is equal to $120 million, and thereafter the principal amounts of the Term Loan Facilities may be reduced further.

The Debt Commitment Letter was filed on August 13, 2019 with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 1,384,100 and 1,323,423 shares of common stock issued and outstanding, excluding 18,865,900 and 18,926,577 shares of Class A common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Class F common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 5,000,000 and 5,750,000 Founder Shares issued and outstanding.

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

BOXWOOD MERGER CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

BOXWOOD MERGER CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$203,524,618	$200,471,972

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On August 12, 2019, the Company, Atlas TC holdings LLC, a wholly owned subsidiary of the Company and a Delaware limited liability company (“Holdings”), and Atlas TC Buyer LLC, a wholly owned subsidiary of Holdings and a Delaware limited liability company (“Buyer”), entered into a unit purchase agreement (the “Purchase Agreement”) with Atlas Intermediate and Atlas Technical Consultants Holdings LP, a Delaware limited partnership (the “Seller”), pursuant to which Buyer will acquire from the Seller all of the equity interests in Atlas Intermediate (the “Atlas Intermediate Units”). The acquisition of the Atlas Intermediate Units and the other transactions contemplated by the Purchase Agreement are collectively referred to herein as the “Atlas Business Combination.” The Seller and its limited partners are collectively referred to herein as the “Continuing Members.”

Pursuant to the Purchase Agreement, at the closing of the Atlas Business Combination (the “Closing”), the Company will contribute cash and shares of newly-created, voting, non-economic Class B common stock of the Company, par value $0.0001 per share (the “Class B common stock”), to Holdings in exchange for common units of Holdings (the “Holdings Units”). The Seller will transfer to the Buyer (i) a number of Atlas Intermediate Units equal to the product of (a) the number of Atlas Intermediate Units issued and outstanding as of the Closing multiplied by (b) the quotient of (x) the Rolled Unit Value (as defined in the Purchase Agreement) divided by (y) $617 million, in exchange for a corresponding number of Holdings Units, and an equal number of shares of Class B common stock, and (ii) the remainder of the Atlas Intermediate Units, in exchange for cash. Each share of Class B common stock entitles its holder to one vote per share but no right to dividends and distributions.

Following the Closing, the combined company will be organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries (“Atlas”) will be held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which the Company’s only direct assets will consist of Holdings Units. Upon the Closing, the Company will change its name to “Atlas Technical Consultants, Inc.”

Pursuant to the Purchase Agreement, the purchase price to be paid by the Buyer is $617 million, subject to customary adjustments contained in the Purchase Agreement. Of this amount, subject to the terms and conditions set forth in the Purchase Agreement, the Buyer will pay off the existing debt of the Seller which is anticipated to be approximately $160 million, and the Seller will receive aggregate consideration of $457 million, which shall consist of (i) between $260 million and $337 million of cash and (ii)(a) between $120 million and $197 million of Holdings Units, with each such unit valued at $10.00 per unit (subject to adjustment in accordance with the Purchase Agreement) (the “Rollover Units”), and (b) Class B common stock. For each Holdings Unit received by the Seller as consideration, the Company will issue to the Seller one share of Class B common stock. The final amount of cash and the value of the Rollover Units and Class B common stock is dependent on the amount of money remaining in the Company’s Trust Account following any redemptions of the Company’s Class A common stock and the amount of additional proceeds (if any) raised by the Company through equity financing sources prior to the Closing (the “Available Equity”).

Each Rollover Unit received by the Continuing Members, together with one share of Class B common stock, will be exchangeable, subject to certain conditions, for either one share of Class A common stock, or, at the Company’s election, the cash equivalent to the market value of one share of Class A common stock, pursuant to and in accordance with the terms of the Holdings LLC Agreement.

The Atlas Business Combination will be consummated subject to the deliverables and provisions as further described in the Purchase Agreement.

Debt Commitment Letter

On August 12, 2019, the Company entered into a debt commitment letter (the “Debt Commitment Letter”) with Macquarie Capital (USA) Inc. (“Macquarie Capital”), Macquarie Capital Funding LLC (“Macquarie Funding”) and Natixis, New York Branch (together with Macquarie Capital and Macquarie Funding, the “Commitment Parties”), pursuant to which the Commitment Parties agreed to provide (or to have certain of their affiliates provide), subject to satisfaction of customary closing conditions, including the closing of the Atlas Business Combination, credit facilities (the “Credit Facilities”) for the purpose of financing (i) a portion of the consideration payable under the Purchase Agreement, (ii) costs and expenses incurred by the parties in connection with the Atlas Business Combination, (iii) repayment of the existing indebtedness of the Seller, and (iv) for general corporate purposes. The obligation of the Commitment Parties to provide the Credit Facilities is contingent on there being Available Equity of at least $100 million immediately prior to Closing.

Pursuant to the Debt Commitment Letter, the Commitment Parties have agreed to provide for Credit Facilities in the aggregate principal amount of up to $400 million, consisting of: (i) a senior secured first lien term loan facility in an aggregate principal amount of up to $290 million (the “First Lien Term Facility”), (ii) a senior secured first lien revolving credit facility in an aggregate principal amount of $40 million (the “Revolving Facility”) and (iii) a senior secured second lien term loan facility in an aggregate principal amount of up to $70 million (together with the First Lien Term Facility, the “Term Loan Facilities”), made available to Buyer. To the extent there is, immediately prior to the Closing, Available Equity of (i) greater than $100 million and less than or equal to $160 million, the principal amount of the Term Loan Facilities will be reduced by the difference between the Available Equity and $100 million, with such reduction to be allocated between such facilities as determined by the Commitment Parties in their sole discretion and (ii) greater than $160 million, (x) the number of Rollover Units received by the Seller will be reduced (and the cash consideration to be paid to such party will be correspondingly increased) by an amount equal to 20% of the difference between the Available Equity and $160 million and (y) the principal amount of the Term Loan Facilities will be reduced by an amount equal to 80% of the difference between the Available Equity and $160 million, with such reduction to be allocated between such facilities as determined by the Commitment Parties in their sole discretion until such time as the principal amount of the Term Loan Facilities is reduced to $270 million. Furthermore, to the extent the principal amount of the Term Loan Facilities has been reduced to $270 million, the value of the Rollover Units received by the Seller will be reduced until their value is equal to $120 million, and thereafter the principal amounts of the Term Loan Facilities may be reduced further.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2019 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, identifying a target company for an initial Business Combination and the potential acquisition of Atlas Intermediate. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after our Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing an initial Business Combination.

For the three months ended September 30, 2019, we had net income of $353,701, which consisted of interest income on marketable securities held in the Trust Account of $999,797, offset by operating costs of $470,858 and provision for income taxes of $175,238.

For the nine months ended September 30, 2019, we had net income of $1,775,650, which consisted of interest income on marketable securities held in the Trust Account of $3,231,398, offset by operating costs of $902,461 and provision for income taxes of $553,287.

For the three and nine months ended September 30, 2018, we had a net loss of $350 and $525, which consisted of operating costs of $350 and $525, respectively.

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

For the nine months ended September 30, 2019, cash used in operating activities was $1,271,151. Net income of $1,775,650 was offset by interest earned on marketable securities held in the Trust Account of $3,231,398. Changes in operating assets and liabilities provided $184,597 of cash.

At September 30, 2019, we had marketable securities held in the Trust Account of $203,524,618 (including approximately $3,525,000 of interest income). We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Through September 30, 2019, we withdrew $178,752 of interest earned on the Trust Account to pay franchise and income taxes.

At September 30, 2019, we had cash of $190,297 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete an initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, (i) our sponsor has committed an aggregate of $1,000,000, to be provided to us in the event that funds held outside of the Trust Account are insufficient to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial Business Combination and (ii) our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that an initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $250,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

As of September 30, 2019, we had $190,297 in cash and working capital of $494,883, which excludes franchise and income taxes payable as these amounts can be paid from the interest earned on the Trust Account. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a business combination. Until the consummation of a business combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination.

We will need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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
2.1

Unit Purchase Agreement, dated as of August 12, 2019, by and among Boxwood Merger Corp., Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Holdings LLC and Atlas Technical Consultants Holdings LP. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38745) filed with the SEC on August 13, 2019).

10.1

Debt Commitment Letter, dated August 12, 2019, by and among Boxwood Merger Corp., Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38745) filed with the SEC on August 13, 2019).

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

BOXWOOD MERGER CORP.

Date: November 14, 2019	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)