Form 10-K
period 2019-12-31
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2020-03-16
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001-38745

ATLAS TECHNICAL CONSULTANTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0808563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13215 Bee Cave Parkway, Building B, Suite 230 Austin, Texas	78738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 575-3637

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ATCX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	ATCXW	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 28, 2019 (the last business day of the registrant’s most recently computed second fiscal quarter) was approximately $197,000,000.

As of March 13, 2020, 29,741,710 shares of the company’s common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

ATLAS TECHNICAL CONSULTANTS, INC.

ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“we,” “us,” “the company” or “our company” are to Atlas Technical Consultants, Inc., a Delaware corporation;
●	“common stock” are to our founder shares and public shares, together;
●	“founder shares” are to shares of our common stock initially issued to an affiliate of our sponsor in a private placement and later transferred to our sponsor prior to our initial public offering , as described herein, the shares of our Class F issued in the Recapitalization (as defined in Note 5 of the financial statements included in this Annual Report on Form 10-K) and the shares of our Class A common stock issued upon the automatic conversion thereof at the time of our initial business combination as described herein (for the avoidance of doubt, such shares of common stock will not be “public shares”);
●	“initial stockholders” are to holders of our founder shares immediately prior to our initial public offering;
●	“Macquarie” are to Macquarie Group Limited (ASX: MQG) together with its subsidiaries and funds (or similar vehicles) managed by such subsidiaries;
●	“Macquarie Capital” are to the Macquarie Capital division of Macquarie (which includes Macquarie Capital (USA) Inc., one of the underwriters of our initial public offering);
●	“management” or our “management team” are to our executive officers and directors;
●	“MIHI” are to MIHI LLC, a Delaware limited liability company and an indirect subsidiary of Macquarie and a part of Macquarie Capital;
●	“private placement securities” are to the private placement units and the private placement warrants and their underlying securities;
●	“private placement shares” are to the shares of Class A common stock sold as part of the private placement units;
●	“private placement units” are to the units issued to our sponsor in a private placement that closed simultaneously with the closing of our initial public offering;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement that closed simultaneously with the closing of our initial public offering and the warrants sold as part of the private placement units;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants which were sold as part of the units in our initial public offering (whether purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;
●	“warrants” are to the public warrants and private placement warrants; and
●	“sponsor” are to Boxwood Sponsor LLC, a Delaware limited liability company, which is jointly controlled by an entity affiliated with MIHI and Boxwood Management Company, LLC, a Delaware LLC, an entity that is controlled by Stephen M. Kadenacy.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report of Atlas Technical Consultants, Inc. f/k/a Boxwood Merger Corp. (the “company”) on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	the benefits of the business combination;
●	the future financial performance of the combined company following the business combination; and
●	expansion plans and opportunities.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward- looking statements. These risks and uncertainties include, but are not limited to:

●	our ability to maintain the listing of our Class A common stock on Nasdaq;
●	our ability to raise financing in the future;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our public securities’ potential liquidity and trading;
●	changes adversely affecting the business in which we are engaged;
●	the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional national downturns;
●	fluctuations in our revenue and operating results;
●	unfavorable conditions or further disruptions in the capital and credit markets;
●	our ability to generate cash, service indebtedness and incur additional indebtedness;
●	competition from existing and new competitors;
●	our ability to integrate any businesses we acquire;
●	our ability to recruit and retain experienced personnel;
●	risks related to legal proceedings or claims, including liability claims;
●	our dependence on third-party contractors to provide various services;
●	our ability to obtain additional capital on commercially reasonable terms;
●	safety and environmental requirements that may subject us to unanticipated liabilities;
●	general economic conditions; and
●	other factors detailed under the section entitled “Risk Factors” herein.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We were a blank check company incorporated as a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination.

In June 2017, our sponsor acquired all 100 shares of our outstanding common stock for an aggregate purchase price of $25,000, or approximately $250.00 per share. Prior to the initial investment in the company of $25,000, the company had no assets, tangible or intangible. The per share price for the founder shares was determined by dividing the amount initially contributed to the company by the number of founder shares issued. In October 2018, our sponsor sold certain of the founder shares to our three independent directors. On November 14, 2018 and November 15, 2018, we effected the Recapitalization and the Forfeiture (as described in Note 5 of the financial statements included in this Annual Report on Form 10-K), respectively, and, as a result, our sponsor and independent directors held 5,750,000 founder shares (up to 750,000 of which were subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units was exercised, if at all). The number of founder shares issued in the Recapitalization and forfeited in the Forfeiture was determined based on the expectation that the total size of our initial public offering would be a maximum of 23,000,000 units if the underwriters’ option to purchase additional units was exercised in full, and therefore that such founder shares would represent 20% of the issued and outstanding shares of common stock after our initial public offering (not including the shares of Class A common stock underlying the private placement units). On January 4, 2019, our sponsor forfeited 750,000 founder shares to us at no cost, in connection with the expiration of the underwriters’ over-allotment option.

The registration statement for our initial public offering was declared effective on November 15, 2018. On November 20, 2018, we completed our initial public offering of 20,000,000 units sold to the public at the price of $10.00 per unit, generating gross proceeds of $200,000,000. Each unit consisted of one share of our Class A common stock, $0.0001 par value and one warrant, each warrant exercisable to purchase one share of our Class A common stock at an exercise price of $11.50, pursuant to our registration statement on Form S-1, as amended (File No. 333-228018). The underwriters were granted a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any, at $10.00 per unit, less underwriting discounts and commissions. The over-allotment option was not exercised prior to its expiration on December 30, 2018.

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

Our units began trading on November 16, 2018 on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BWMCU.” Commencing on January 17, 2019, the common stock and warrants comprising the units began separate trading on Nasdaq under the symbols “BWMC” and “BWMCW,” respectively.

On August 12, 2019, Boxwood Merger Corp. (“Boxwood”), Atlas TC Holdings LLC, a wholly-owned subsidiary of Boxwood and a Delaware limited liability company (“Holdings”), and Atlas TC Buyer LLC, a wholly-owned subsidiary of Holdings and a Delaware limited liability company (the “Buyer”), entered into a unit purchase agreement (as amended, the “Purchase Agreement”) with Atlas Intermediate Holdings LLC, a Delaware limited liability company (“Atlas Intermediate”) and Atlas Technical Consultants Holdings LP, a Delaware limited partnership (the “Seller”), pursuant to which the Buyer would acquire from the Seller all of the equity interests in Atlas Intermediate (the “Atlas Intermediate Units”). The acquisition of the Atlas Intermediate Units and the other transactions contemplated by the Purchase Agreement are collectively referred to herein as the “business combination.”

Recent Developments

On February 14, 2020, we consummated the business combination (the “Closing”). Following the Closing, the combined company is organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and continues to operate through the subsidiaries of Atlas Intermediate, and in which our only direct assets consist of common units of Holdings (“Holdings Units”). We are the sole manager of Holdings in accordance with the terms of the amended and restated limited liability company agreement of Holdings (the “Holdings LLC Agreement”) entered into in connection with the consummation of the business combination.

Following the completion of the business combination, the Seller and its limited partners (the “Continuing Members”) owned an aggregate of 23,974,368 Holdings Units redeemable on a one-for-one basis for shares of Class A common stock. Upon the redemption by any Continuing Member of Holdings Units for shares of Class A common stock, a corresponding number of shares of our Class B common stock held by such Continuing Member will be cancelled. Following the conversion of each outstanding share of our Class F common stock to one share of Class A common stock, the sponsor owned an aggregate 2,225,000 shares of Class A common stock and 3,750,000 private placement warrants.

In connection with the Closing, all of our units separated into their component parts of one share of Class A common stock and one warrant to purchase one share of Class A common stock of the company, and the units ceased trading on Nasdaq. Following the Closing, our Class A common stock and warrants will continue to be listed on Nasdaq under the new trading symbols of “ATCX” and “ATCXW,” respectively.

Further information regarding the business combination and Atlas Intermediate is set forth in (i) the definitive proxy statement filed by us with the SEC on November 12, 2019 (the “Definitive Proxy Statement”) and subsequently supplemented on January 28, 2020 and (ii) our Current Report on Form 8-K filed with the SEC on February 14, 2020. The Form 8-K will be amended to report Atlas Intermediates’ audited financial results and other information for the fiscal year ended December 31, 2019.

Except as otherwise expressly provided below, this Annual Report on Form 10-K does not reflect the consummation of the business combination which, as discussed above, occurred subsequent to the period covered hereunder.

Employees

Prior to the business combination, we had four executive officers. Members of our management team were not obligated to devote any specific number of hours to our matters. As of March 16, 2020, and after the business combination we have six executive officers.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

RISK FACTORS

Stockholders should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. These risks could have a material adverse effect on the business, results of operations or financial condition of the company and could adversely affect the trading price of our common stock.

In this section, “Atlas” refers to Atlas Intermediate prior to the business combination and to the company following the Business Combination.

Risks Relating to Atlas’ Business and Industry

Atlas’ continued success is dependent upon its ability to hire, retain and utilize qualified personnel.

The success of Atlas’ business is dependent upon its ability to hire, retain and utilize qualified personnel, including engineers, architects, designers, craft personnel and corporate management professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by Atlas’ clients, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, Atlas may not be able to satisfy the demand for its services because of its inability to successfully hire and retain qualified personnel. Furthermore, some of Atlas’ personnel hold government granted clearance that may be required to obtain government projects. If Atlas was to lose some or all these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit Atlas’ ability to successfully complete existing projects and compete for new projects.

In addition, if any of Atlas’ key personnel retire or otherwise leave the company, Atlas needs to have appropriate succession plans in place and to successfully implement such plans, which requires devoting time and resources toward identifying and integrating new personnel into leadership roles and other key positions. If Atlas cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact on its business, financial condition and results of operations.

The cost of providing Atlas’ services, including the extent to which Atlas utilizes its workforce, affects its profitability. For example, the uncertainty of contract award timing can present difficulties in matching Atlas’ workforce size with its contracts. If an expected contract award is delayed or not received, Atlas could incur costs resulting from excess staff, reductions in staff, or redundancy of facilities that could have a material adverse impact on its business, financial condition and results of operations.

Atlas’ profitability could suffer if Atlas is not able to maintain adequate utilization of its workforce.

The cost of providing Atlas’ services, including the extent to which Atlas utilizes its workforce, affects its profitability. The rate at which Atlas utilizes its workforce is affected by several factors, including:

●	its ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;
●	its ability to forecast demand for its services and thereby maintain an appropriate headcount in each of its geographies and workforces;
●	its ability to manage attrition;
●	its need to devote time and resources to training, business development, professional development, and other non-chargeable activities; and
●	its ability to match the skill sets of its employees to the needs of the marketplace.
●	If Atlas over-utilizes its workforce, its employees may become disengaged, which will impact employee attrition. If Atlas under-utilizes its workforce, its profit margin and profitability could suffer.

If Atlas is unable to integrate acquired businesses successfully, its business could be harmed.

As part of Atlas’ business strategy to pursue accretive acquisitions, Atlas intends to selectively pursue targets that provide complementary, low-risk services and expand its national platform. Atlas’ inability to successfully integrate future acquisitions could impede it from realizing all of the benefits of those acquisitions and could weaken its business operations. The integration process of any particular acquisition may disrupt Atlas’ business and, if implemented ineffectively, may preclude realization of the full benefits expected by Atlas and could harm its results of operations. In addition, the overall integration process may result in unanticipated problems, expenses, liabilities and competitive responses and may cause Atlas’ stock price to decline.

The difficulties of integrating acquisitions include, among other things:

●	unanticipated issues in integration of information, communications and other systems;
●	unanticipated incompatibility of logistics, marketing and administration methods;
●	maintaining employee morale and retaining key employees;
●	integrating the business cultures of both companies;
●	preserving important strategic client relationships;
●	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
●	coordinating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, Atlas may not realize the full benefits of such acquisition, including the synergies, cost savings or growth opportunities that it expects. These benefits may not be achieved within the anticipated time frame, or at all.

Further, acquisitions may also cause Atlas to:

●	cause its management to expend significant time, effort and resources;
●	issue securities that would dilute its current stockholders;
●	use a substantial portion of its cash resources;
●	increase its interest expense, leverage and debt service requirements if it incurs additional debt to pay for an acquisition;

●	assume liabilities, including environmental liabilities, for which it does not have indemnification from the former owners or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners;
●	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges;
●	experience volatility in earnings due to changes in contingent consideration related to acquisition liability estimates;
●	incur amortization expenses related to certain intangible assets;
●	lose existing or potential contracts as a result of conflict of interest issues;
●	incur large and immediate write-offs; or
●	become subject to litigation.

Construction and maintenance sites are inherently dangerous workplaces. If Atlas, the owner, or others working at the project site fail to maintain safe work sites, Atlas can be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities.

Construction and maintenance sites often put Atlas’ employees and others in proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials, in a challenging environment. If Atlas fails to implement safety procedures or if the procedures it implements are ineffective, or if others working at the site fail to implement and follow appropriate safety procedures, its employees and others may become injured, disabled or even lose their lives, the completion or commencement of its projects may be delayed, and Atlas may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to Atlas’ clients, and raise its operating and insurance costs. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on Atlas’ business, financial condition and results of operations.

In addition, Atlas’ projects can involve the handling of hazardous and other highly regulated materials, which, if improperly handled or disposed of, could subject Atlas to civil and/or criminal liabilities. Atlas is also subject to regulations dealing with occupational health and safety. Although Atlas maintains functional groups whose primary purpose is to ensure it implements effective health, safety and environmental (“HSE”) work procedures throughout its organization, including construction sites and maintenance sites, the failure to comply with such regulations could subject it to liability. In addition, despite the work of Atlas’ functional groups, Atlas cannot guarantee the safety of its personnel or that there will be no damage to or loss of its work, equipment or supplies.

Atlas’ safety record is critical to its reputation. Many of Atlas’ clients require that Atlas meets certain safety criteria to be eligible to bid for contracts and many contracts provide for automatic termination or forfeiture of some or all Atlas’ contract fees or profit in the event Atlas fails to meet certain measures. Accordingly, if it fails to maintain adequate safety standards, Atlas could suffer reduced profitability or the loss of projects or clients, which could have a material adverse impact on its business, financial condition and results of operations.

Demand from clients is cyclical and vulnerable to economic downturns. If the economy weakens or client spending declines, Atlas’ financial results may be impacted.

Demand for services from Atlas’ clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. Atlas’ business traditionally lags the overall recovery in the economy. If the economy weakens or client spending declines, then Atlas’ revenue, profits and overall financial condition may deteriorate.

In addition, if there is an economic downturn, Atlas’ existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of Atlas’ clients to demand better pricing terms or delay payments for services Atlas performs, thereby increasing the average number of days Atlas’ receivables are outstanding and the potential of increased credit losses on uncollectible invoices. Further, these conditions may result in the inability of some of Atlas’ clients to pay Atlas for services that it has already performed. Accordingly, these factors affect Atlas’ ability to forecast its future revenue and earnings from business areas that may be adversely impacted by market conditions.

Atlas’ results of operations depend on the award of new contracts and the timing of the performance of these contracts.

Atlas’ revenues are derived from new contract awards. Delays in the timing of the awards or cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could impact Atlas’ long-term projected results. It is particularly difficult to predict whether or when Atlas will receive large-scale projects as these contracts frequently involve a lengthy and complex bidding and selection process, which is affected by several factors, such as market conditions or governmental and environmental approvals. Since a significant portion of Atlas’ revenues is generated from such projects, its results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of Atlas’ contract awards and the commencement or progress of work under awarded contracts. Furthermore, many of these contracts are subject to financing contingencies and, as a result, Atlas is subject to the risk that the customer will not be able to secure the necessary financing for the project.

In addition, many contracts require Atlas to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, Atlas may incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer.

The uncertainty of contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, Atlas maintains and bears the cost of a ready workforce that is larger than necessary under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, Atlas may incur additional costs resulting from reductions in staff or redundancy of facilities, which could have a material adverse effect on its business, financial condition and results of operations.

The contracts in Atlas’ backlog may be adjusted, cancelled or suspended by its clients and, therefore, Atlas’ backlog is not necessarily indicative of its future revenues or earnings. Additionally, even if fully performed, Atlas’ backlog is not a good indicator of its future gross margins.

Backlog represents the total dollar amount of revenues Atlas expects to record in the future as a result of performing work under contracts that have been awarded to it. As of December 31, 2019, Atlas’ backlog totaled approximately $611 million. There is no assurance that backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all Atlas’ contracts are subject to cancellation, termination, or suspension at the discretion of the client. In the event of a project cancellation, Atlas would generally have no contractual right to the total revenue reflected in its backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

The contracts in Atlas’ backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog is based on estimates. Additionally, the way Atlas performs on its individual contracts can affect greatly its gross margins and hence, future profitability.

Atlas’ services expose Atlas to significant risks of liability, and its insurance policies may not provide adequate coverage.

If Atlas fails to provide its services in accordance with applicable professional standards or contractual requirements, Atlas could be exposed to significant monetary damages or even criminal violations. Atlas’ engineering practice, for example, involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. While Atlas does not generally accept liability for consequential damages in its contracts, and although it has adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of Atlas’ project sites or completed projects resulting from the services Atlas has performed could result in significant professional or product liability, and warranty or other claims against it as well as reputational harm, especially if public safety is impacted. These liabilities could exceed Atlas’ insurance limits or the fees Atlas generates, may not be covered by insurance at all due to various exclusions in its coverage and self-insured retention amounts, and could impact Atlas’ ability to obtain insurance in the future. Further, even where coverage applies, the policies have deductibles, which result in Atlas’ assumption of exposure for certain amounts with respect to any claim filed against Atlas. In addition, clients or subcontractors who have agreed to indemnify Atlas against any such liabilities or losses might refuse or be unable to pay it. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a high deductible, if successful and of a material magnitude, could have a material adverse impact on Atlas’ business, financial condition and results of operations.

Unavailability or cancellation of third-party insurance coverage would increase Atlas’ overall risk exposure as well as disrupt the management of its business operations.

Atlas maintains insurance coverage from third-party insurers as part of its overall risk management strategy and some of its contracts require Atlas to maintain specific insurance coverage limits. If any of Atlas’ third-party insurers fail, suddenly cancel coverage, or otherwise are unable to provide Atlas with adequate insurance coverage, its overall risk exposure and operational expenses would increase and the management of Atlas’ business operations would be disrupted. In addition, there can be no assurance that any of Atlas’ existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

Atlas engages in a highly competitive business. If Atlas is unable to compete effectively, it could lose market share and its business and results of operations could be negatively impacted.

Atlas faces intense competition to provide technical, professional and construction services to clients. The markets Atlas serves are highly competitive and it competes against many regional, national and multinational companies.

The extent of Atlas’ competition varies by industry, geographic area and project type. Atlas’ projects are frequently awarded through a competitive bidding process, which is standard in its industry. Atlas is constantly competing for project awards based on pricing, schedule and the breadth and technical sophistication of its services. Competition can place downward pressure on Atlas’ contract prices and profit margins, and may force Atlas to accept contractual terms and conditions that are less favorable to it, thereby increasing the risk that, among other things, it may not realize profit margins at the same rates as it has seen in the past or may become responsible for costs or other liabilities it has not accepted in the past. If Atlas is unable to compete effectively, it may experience a loss of market share or reduced profitability or both, which, if significant, could have a material adverse impact on Atlas’ business, financial condition and results of operations.

The nature of Atlas’ contracts, particularly those that are fixed price, subject Atlas to risks of cost overruns. Atlas may experience reduced profits or, in some cases, losses if costs increase above budgets or estimates or if the project experiences schedule delays.

As of December 31, 2019, approximately 5% of Atlas’ revenues were earned under fixed price contracts. Fixed price contracts require Atlas to estimate the total cost of the project in advance of its performance. For fixed price contracts, Atlas may benefit from any cost savings, but it bears greater risk of paying some, if not all, of any cost overruns. Fixed price contracts are established in part on partial or incomplete designs, cost and scheduling estimates that are based on several assumptions, including those about future economic conditions, commodity and other materials pricing and availability of labor, equipment and materials, and other exigencies. If the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond Atlas’ control, changes in the costs of equipment or raw materials, Atlas’ vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions, then cost overruns may occur and Atlas could experience reduced profits or, in some cases, a loss for that project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which Atlas based its original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, costs overruns could have a material adverse impact on Atlas’ business, financial condition and results of operations.

Governmental agencies may modify, curtail or terminate Atlas’ contracts at any time prior to their completion and, if Atlas does not replace them, Atlas may suffer a decline in revenue.

Most government contracts may be modified, curtailed or terminated by the government either at its discretion or upon the default of the contractor. If the government terminates a contract at its discretion, then Atlas typically can recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent it from recognizing all its potential revenue and profits from that contract. In addition, for some assignments, the U.S. government may attempt to “insource” the services to government employees rather than outsource to a contractor. If a government terminates a contract due to Atlas’ default, Atlas could be liable for excess costs incurred by the government in obtaining services from another source.

Atlas is dependent on third-parties to complete certain of its contracts.

Third-party subcontractors Atlas hires perform certain work under its contracts. Atlas also relies on third- party equipment manufacturers or suppliers to provide equipment and materials used for certain of its projects. If Atlas is unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, its ability to successfully complete certain projects could be impaired. If Atlas is not able to locate qualified third-party subcontractors or the amount it is required to pay for subcontractors or equipment and supplies exceeds what it has estimated, especially in a lump sum or a fixed price contract, Atlas may suffer losses on these contracts. If a subcontractor, supplier or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, Atlas may be required to source these services, equipment or supplies to other third- parties on a delayed basis or on less favorable terms, which could impact contract profitability. There is a risk that Atlas may have disputes with its subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about a subcontractor or Atlas’ failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against Atlas for failure to meet required project specifications.

Third-parties may find it difficult to obtain enough financing to help fund their operations. The inability to obtain financing could adversely affect a third-party’s ability to provide materials, equipment or services which could have a material adverse impact on Atlas’ business, financial condition and results of operations. In addition, a failure by a third-party subcontractor, supplier or manufacturer to comply with applicable laws, regulations or client requirements could negatively impact Atlas’ business and, for government clients, could result in fines, penalties, suspension or even debarment being imposed on Atlas, which could have a material adverse impact on its business, financial condition and results of operations.

Atlas relies on third-party internal and outsourced software to run its critical accounting, project management and financial information systems. As a result, any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase Atlas’ operational expense and disrupt the management of its business operations.

Atlas relies on third-party software to run its critical accounting, project management and financial information systems. Atlas also depends on its software vendors to provide long-term software maintenance support for its information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for Atlas’ information systems, in which case Atlas may need to abandon one or more of its current information systems and migrate some or all of its accounting, project management and financial information to other systems, thus increasing its operational expense as well as disrupting the management of its business operations.

Negative conditions in the credit and financial markets and delays in receiving client payments could result in liquidity problems, adversely affecting Atlas’ cost of borrowing and its business.

Although Atlas finances much of its operations using cash provided by operations, at times it depends on the availability of credit to grow its business and to help fund business acquisitions. Instability in the credit markets in the U.S. or abroad could cause the availability of credit to be relatively difficult or expensive to obtain at competitive rates, on commercially reasonable terms or in sufficient amounts. This situation could make it more difficult or more expensive for Atlas to access funds, refinance its existing indebtedness, enter into agreements for new indebtedness, or obtain funding through the issuance of securities or such additional capital may not be available on terms acceptable to it, or at all. Atlas may also enter into business acquisition agreements that require it to access credit, which if not available at the closing of the acquisition could result in a breach of the acquisition agreement and a resulting claim for damages by the sellers of such business. In addition, market conditions could negatively impact Atlas’ clients’ ability to fund their projects and, therefore, utilize its services, which could have a material adverse impact on Atlas’ business, financial condition and results of operations.

Some of Atlas’ customers, suppliers and subcontractors depend on access to commercial financing and capital markets to fund their operations. Disruptions of the credit or capital markets could adversely affect Atlas’ clients’ ability to finance projects and could result in contract cancellations or suspensions, project delays and payment delays or defaults by its clients. In addition, clients may be unable to fund new projects, may choose to make fewer capital expenditures or otherwise slow their spending on Atlas’ services or to seek contract terms more favorable to them. Atlas’ government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate Atlas’ contracts with little or no prior notice. In addition, any financial difficulties suffered by Atlas’ subcontractors or suppliers could increase its cost or adversely impact project schedules. These disruptions could materially impact Atlas’ backlog and have a material adverse impact on its business, financial condition and results of operations.

If Atlas fails to comply with federal, state and local governmental requirements, its business may be adversely affected.

Atlas is subject to U.S. federal, state, and local laws and regulations that affect its business. Although Atlas has policies and procedures to comply with U.S. trade laws, the violation of such laws could subject it and its employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including debarment from participation in U.S. government contracts, and could damage Atlas’ reputation and its ability to do business.

Atlas’ business strategy relies in part on acquisitions to sustain its growth. Acquisitions of other companies present certain risks and uncertainties.

Atlas’ business strategy involves growth through, among other things, the acquisition of other companies. Atlas tries to evaluate companies that it believes will strategically fit into its business and growth objectives, including, for example, Atlas’ acquisition of ATC Group Services in January 2019. If Atlas is unable to successfully integrate and develop acquired businesses, it could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on its financial results.

Atlas may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of its lenders and, therefore, may not be able to complete such acquisitions or strategic investments. Atlas may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that do not get completed), and it may also pay fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions Atlas pursues, may negatively affect and cause significant volatility in its financial results.

In addition, Atlas has assumed, and may in the future assume, liabilities of the company it is acquiring. While Atlas retains third-party advisors to consult on potential liabilities related to these acquisitions, there can be no assurances that all potential liabilities will be identified or known to it. If there are unknown liabilities or other obligations, Atlas’ business could be materially affected.

Atlas’ quarterly results may fluctuate significantly, which could have a material negative effect on the price of its Class A common stock.

Atlas’ quarterly operating results may fluctuate due to several factors, including:

●	fluctuations in the spending patterns of its customers;
●	the number and significance of projects executed during a quarter;
●	unanticipated changes in contract performance, particularly with contracts that have funding limits;
●	the timing of resolving change orders, requests for equitable adjustments and other contract adjustments;
●	project delays;
●	changes in prices of commodities or other supplies;
●	changes in foreign currency exchange rates;
●	weather conditions that delay work at project sites;
●	the timing of expenses incurred in connection with acquisitions or other corporate initiatives;
●	natural disasters or other crises;
●	staff levels and utilization rates;
●	changes in prices of services offered by its competitors; and
●	general economic and political conditions.

If Atlas’ quarterly operating results fluctuate significantly, causing its operating results to fall below the expectations of securities analysts, the price of Atlas’ Class A common stock may decrease substantially, which could have a material negative impact on its financial condition and results of operations.

Atlas previously identified a material weakness in its internal control over financial reporting relating to a shortage of accounting personnel and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

Atlas and its independent registered public accounting firm previously identified a material weakness in its internal control over financial reporting related to its accounting for significant transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to a shortage of accounting personnel, at a time when Atlas was engaged in several significant acquisitions, which caused Atlas’ controls to not operate with appropriate precision sufficient to enable management to timely analyze, evaluate, account for and prepare financial statements on an accrual basis or to appropriately consider the accounting for such significant acquisitions. As a result of the material weakness, post-closing adjustments of $3.5 million relating primarily to the fair value of contingent consideration of $2.8 million in connection with an acquisition (which reduced income from continuing operations in the same amount of such adjustments) were recorded to the combined financial statements of Atlas for the year ended December 31, 2018.

Atlas has taken steps to remedy this material weakness by hiring additional accounting personnel and engaging external temporary resources as needed, and is implementing, documenting and modifying policies and procedures to maintain effective internal control. In addition, we expect to have additional resources to dedicate to any further remedial steps as needed. However, we cannot provide assurances that additional material weaknesses will not occur in the future. If we fail to establish and maintain adequate internal control, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could limit our access to capital markets, adversely affect our results of operations and lead to a decline in the trading price of our Class A common stock. Additionally, ineffective internal control could expose us to an increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.

If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results.

Atlas is required to comply with Section 404 of the Sarbanes-Oxley Act, which requires, among other things, a company to evaluate annually the effectiveness of its internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of its internal control over financial reporting in its Annual Report on Form 10-K. Effective internal control over financial reporting is necessary to provide reliable financial reports and to help prevent fraud. The combined company’s management team and other personnel will be required to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase legal and financial compliance costs and make some activities more time-consuming and costly. Despite best efforts, we cannot be certain that we will be able to maintain adequate internal controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act.

An impairment charge on Atlas’ goodwill could have a material adverse impact on its financial position and results of operations.

Because Atlas has grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of its assets. Under U.S. GAAP, Atlas is required to test goodwill carried in its combined balance sheets for possible impairment on an annual basis based upon a fair value approach. As of December 31, 2019, Atlas had $80,352,000 of goodwill, representing 23% of its total assets of $353,660,000. Atlas also is required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce its enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of Atlas’ business, potential government actions toward its facilities, and other factors.

If Atlas’ market capitalization drops significantly below the amount of net equity recorded on its balance sheet, it might indicate a decline in its fair value and would require Atlas to further evaluate whether its goodwill has been impaired. If the fair value of Atlas’ reporting units is less than their carrying value, Atlas could be required to record an impairment charge. The amount of any impairment could be significant and could have a material adverse impact on Atlas’ financial position and results of operations for the period in which the charge is taken.

Rising inflation, interest rates, and/or construction costs could reduce the demand for Atlas’ services as well as decrease Atlas’ profit on its existing contracts, in particular with respect to its fixed price contracts.

Rising inflation, interest rates, or construction costs could reduce the demand for Atlas’ services. In addition, Atlas bears all the risk of rising inflation with respect to those contracts that are fixed price. Because a portion of Atlas’ revenues are earned from fixed price contracts (approximately 5% as of December 31, 2019), the effects of inflation on Atlas’ financial condition and results of operations over the past few years have been generally minor. However, if Atlas expands its business into markets and geographic areas where fixed price and lump sum work is more prevalent, inflation may have a larger impact on Atlas’ results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on Atlas’ business, financial condition and results of operations.

Atlas is subject to professional standards, duties and statutory obligations on professional reports and opinions it issues, which could subject it to monetary damages.

Atlas issues reports and opinions to clients based on its professional engineering expertise as well as its other professional credentials that subject it to professional standards, duties and obligations regulating the performance of its services. If a client or another third-party alleges that Atlas’ report or opinion is incorrect or it is improperly relied upon and Atlas is held responsible, it could be subject to significant liability or claims for damages. In addition, Atlas’ reports and other work product may need to comply with professional standards, licensing requirements, securities regulations and other laws and rules governing the performance of professional services in the jurisdiction where the services are performed. Atlas could be liable to third-parties who use or rely upon its reports and other work product even if it is not contractually bound to those third- parties. These events could in turn result in monetary damages and penalties.

The outcome of pending and future claims and litigation could have a material adverse impact on Atlas’ business, financial condition and results of operations.

Atlas is a party to claims and litigation in the normal course of business. Since Atlas engages in engineering and construction activities for large facilities and projects where design, construction or systems failures can result in substantial injury or damage to employees or others, it is exposed to claims and litigation and investigations if there is a failure at any such facility or project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution and environmental damage and be brought by Atlas’ clients or third-parties, such as those who use or reside near its clients’ projects. Atlas can also be exposed to claims if it agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of Atlas’ contracts with clients, subcontractors, and vendors, Atlas agrees to retain or assume potential liabilities for damages, penalties, losses and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while clients and subcontractors may agree to indemnify Atlas against certain liabilities, such third-parties may refuse or be unable to pay it.

Outbreaks of communicable diseases could adversely affect our business, financial condition and results of operations.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for our services. For example, there have been recent outbreaks in several countries, including the United States, of a highly transmissible and pathogenic coronavirus (“COVID-19”). The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could negatively impact the demand for our services. Furthermore, uncertainty regarding the impact of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in the markets in which we operate. The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition and results of operations.

Risks Relating to our Common Stock and Warrants

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we conducted due diligence on Atlas, we cannot assure you that this diligence revealed all material issues that may be present in Atlas’ business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. As a result, the company may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even if the due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that the company reports charges of this nature could contribute to negative market perceptions about the company or our securities. In addition, charges of this nature may cause the company to violate net worth or other covenants to which we may be subject. Accordingly, our stockholders could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

To the extent that any shares of Class A common stock are issued pursuant to the terms of the Holdings LLC Agreement or upon exercise of any of the warrants, the number of shares eligible for resale in the public market would increase.

Pursuant to the terms of the Holdings LLC Agreement, the Continuing Members may redeem any or all of the shares of Class B common stock issued to them along with a corresponding number of Holdings Units, for an equal number of shares of Class A common stock.

Furthermore, following the business combination, the company has 20,000,000 outstanding warrants to purchase 20,000,000 shares of Class A common stock at an exercise price of $11.50 per share, which warrants became exercisable 30 days following the Closing. In addition, there are 3,750,000 private placement warrants (including the warrants underlying the private placement units) outstanding exercisable for 3,750,000 shares of common stock at an exercise price of $11.50 per share.

To the extent that any shares of Class A common stock are issued pursuant to the terms of the Holdings LLC Agreement or upon exercise of any of the warrants to purchase shares of Class A common stock, there will be an increase in the number of shares of Class A common stock eligible for resale in the public market. Sales of a substantial number of such shares in the public market could adversely affect the market price of Class A common stock.

If we raise capital in the future by issuing shares of common or preferred stock or other equity or equity-linked securities, convertible debt or other hybrid equity securities, our then existing stockholders may experience dilution, such new securities may have rights senior to those of our common stock, and the market price of our common stock may be adversely effected.

If we raise capital in the future our then existing stockholders may experience dilution. Our second amended and restated certificate of incorporation (the “Charter”) provides that preferred stock may be issued from time to time in one or more series. Our board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Our board of directors may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the shares of common stock and could have anti-takeover effects. The ability of our board of directors to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. The issuance of any such securities may have the impact of adversely affecting the market price of our common stock.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

The company has the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell the warrants at the then-current market price when the holder might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. The private placement warrants are not redeemable by us so long as they are held by the Sponsor or its permitted transferees.

The only principal asset of the Company following the Business Combination is our interest in Atlas, and accordingly it depends on distributions from Atlas to pay taxes and expenses.

Upon consummation of the business combination, the Company became a holding company and does not have any material assets other than our ownership of Holdings Units. The Company is not expected to have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses, and pay any dividends in the future, if any, will be dependent upon the financial results and cash flows of Atlas. There can be no assurance that Atlas will generate sufficient cash flow to distribute funds to the Company or that applicable state law and contractual restrictions, including negative covenants under debt instruments will permit such distributions. If Atlas does not distribute sufficient funds to the Company to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that the Company is required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

We are a “controlled company” within the meaning of Nasdaq listing standards and the rules of the SEC. As a result, we qualify for, and may elect to rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.

Following the completion of the Business Combination, Bernhard Capital Partners beneficially owns a majority of the voting power of all outstanding shares of our common stock. Pursuant to Nasdaq listing standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company qualifies as a “controlled company” and may elect not to comply with certain corporate governance requirements. Therefore, for so long as Bernhard Capital Partners beneficially owns a majority of the voting power of all outstanding shares of our common stock, we may elect to not be subject to Nasdaq listing standards that would otherwise require us to have: (i) a board of directors comprised of a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; (iii) a compensation committee charter which, among other things, provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and (iv) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Accordingly, if we remain a controlled company and if we elect to rely on the exemption and during any transition period following a time when we have made such election and are no longer a controlled company, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

In addition, on June 20, 2012, the SEC passed final rules implementing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 pertaining to compensation committee independence and the role and disclosure of compensation consultants and other advisers to the compensation committee. The SEC’s rules direct each of the national securities exchanges (including Nasdaq on which we intend to list our common stock) to develop listing standards requiring, among other things, that: (i) compensation committees be composed of fully independent directors, as determined pursuant to new independence requirements; (ii) compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisors; and (iii) compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us. As a “controlled company,” we are not subject to these compensation committee independence requirements.

If the benefits of the business combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the benefits of the business combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The market values of our securities may vary significantly from their prices on the date the Purchase Agreement was executed, the date of the proxy statement, or the date of this Annual Report on Form 10-K.

In addition, fluctuations in the price of the company’s securities could contribute to the loss of all or part of your investment. Prior to the business combination, there was not a public market for the stock of the company and trading in shares of Class A common stock has not been active. Accordingly, the valuation ascribed to the company in the business combination may not be indicative of the price that will prevail in the trading market following the business combination. If an active market for our securities develops and continues, the trading price of our securities following the business combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of the company’s securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning the company or the industries in which the company operates in general;
●	operating and stock price performance of other companies that investors deem comparable to the company;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving the company;
●	changes in the company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Class A common stock available for public sale;
●	any major change in our board or management;
●	sales of substantial amounts of our Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to the company could depress our stock price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

There can be no assurance that the warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding warrants is $11.50 per share of common stock. There can be no assurance that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility for listing on Nasdaq depends on a number of factors. If, after the business combination, Nasdaq delists the Class A common stock from trading on its exchange for failure to meet the listing standards, the company and its stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A common stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

The Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or the Charter or our second amended and restated bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, the Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Provisions in the Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

The Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors, the controlling provisions of the Nomination Agreement we entered into with the Seller at Closing (the “Nomination Agreement”), a supermajority vote required to amend certain provisions of the Charter and the ability of the board of directors to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office, which is leased, is located at 13215 Bee Cave Parkway, Building B, Suite 230, Austin, Texas 78738.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A common stock and warrants were listed on Nasdaq under the symbols “BWMCU,” “BWMC” and “BWMCW,” respectively on December 31, 2019.

On February 14, 2020, in connection and concurrently with the Closing, all of the units of the company separated into their component parts of one share of Class A common stock and one warrant to purchase one share of Class A common stock of the company, and the units ceased trading on Nasdaq. Following the Closing, the company’s Class A common stock and warrants will continue to be listed on Nasdaq under the new trading symbols of “ATCX” and “ATCXW,” respectively.

Holders of Record

As of March 13, 2020, there were approximately eight holders of record of our Class A common stock, nine holders of record of our Class B common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and did not pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

Overview

We were a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses.

Recent Developments

On February 14, 2020, we consummated the business combination. Following the Closing, the combined company is organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and continues to operate through the subsidiaries of Atlas Intermediate, and in which our only direct assets consist of Holdings Units. We are the sole manager of Holdings in accordance with the terms of the Holdings LLC Agreement entered into in connection with the consummation of the business combination.

Following the completion of the business combination, the Continuing Members owned an aggregate of 23,974,368 Holdings Units redeemable on a one-for-one basis for shares of Class A common stock. Upon the redemption by any Continuing Member of Holdings Units for shares of Class A common stock, a corresponding number of shares of our Class B common stock held by such Continuing Member will be cancelled. Following the conversion of each outstanding share of our Class F common stock to one share of Class A common stock, the sponsor owned an aggregate 2,225,000 shares of Class A common stock and 3,750,000 private placement warrants.

In connection with the Closing, all of our units separated into their component parts of one share of Class A common stock and one warrant to purchase one share of Class A common stock of the company, and the units ceased trading on Nasdaq. Following the Closing, our Class A common stock and warrants will continue to be listed on Nasdaq under the new trading symbols of “ATCX” and “ATCXW,” respectively.

Further information regarding the business combination and Atlas Intermediate is set forth in (i) the Definitive Proxy Statement and subsequently supplemented on January 28, 2020 and (ii) our Current Report on Form 8-K filed with the SEC on February 14, 2020. The Form 8-K will be amended to report Atlas Intermediates’ audited financial results and other information for the fiscal year ended December 31, 2019.

Results of Operations

We neither engaged in any operations nor generated any revenues through December 31, 2019. Our only activities through December 31, 2019 were organizational activities, those necessary to prepare for our initial public offering, described below, identifying a target company for an initial Business Combination and the acquisition of Atlas Intermediate. We generated non-operating income in the form of interest income on marketable securities held after our initial public offering.

For the year ended December 31, 2019, we had net loss of $347,357, which consisted of operating costs of $3,712,997 and a provision for income taxes of $688,516, offset by interest income on marketable securities held in the trust account of $4,054,156.

For the year ended December 31, 2018, we had net income of $287,660, which consisted of interest income on marketable securities held in the trust account of $471,972, offset by operating costs of $106,435 and a provision for income taxes of $77,877.

Liquidity and Capital Resources

On November 20, 2018, we consummated our initial public offering of 20,000,000 units at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Each unit consisted of one share of our common stock, $0.0001 par value and one warrant, each warrant exercisable to purchase one share of our Class A common stock at an exercise price of $11.50, pursuant to our registration statement on Form S-1, as amended (File No. 333-228018). The underwriters were granted a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any, at $10.00 per unit, less underwriting discounts and commissions. The over-allotment option was not exercised prior to its expiration on December 30, 2018. Simultaneously with the closing of our initial public offering, we consummated the sale of 250,000 private placement units at a price of $10.00 per unit and the sale of 3,500,000 private placement warrants at a price of $1.00 per warrant to our sponsor, generating gross proceeds of $6,000,000.

Following our initial public offering and the sale of the private placement securities, a total of $200,000,000 was placed in the trust account. We incurred $11,698,856 in transaction costs, including $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $698,856 of other costs.

For the year ended December 31, 2019, cash used in operating activities was $1,390,345. Net loss of $347,357 was affected by interest earned on marketable securities held in the Trust Account of $4,054,156. Changes in operating assets and liabilities provided $3,011,168 of cash.

For the year ended December 31, 2018, cash used in operating activities was $43,448. Net income of $287,660 was offset by interest earned on marketable securities held in the trust account of $471,972. Changes in operating assets and liabilities provided $140,864 of cash.

At December 31, 2019, we had cash of $95,683 held outside the trust account and marketable securities held in the trust account of $204,322,796 (including approximately $4,323,000 of interest income). Through December 31, 2019, we withdrew $203,332 of interest earned on the trust account to pay franchise and income taxes.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the underwriters a deferred fee of $0.35 per unit, or $7,000,000 in the aggregate as of December 31, 2019. The deferred fee will be paid in cash upon the closing of a business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. At the completion of the business combination, the $7,000,000 deferred fee owed to the underwriters for their services was settled for cash in the amount of $6,000,000.

In addition, we granted an affiliate of the Sponsor and an underwriter of the initial public offering, a right of first refusal for a period of 36 months from the date of the commencement of sales of the initial public offering to act as one of potentially several banks which provide to us certain financial advisory, underwriting, capital raising, and other services for which it may receive a portion of the overall fees. At the Closing, we paid Macquarie Capital (USA) Inc. a $4 million fee, comprised of $2 million in cash and 200,000 shares of Class A common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title
L. Joe Boyer	56	Chief Executive Officer and Director
Gary Cappa	65	Chief Operating Officer
David Miller	48	Chief Strategy Officer
John Mollere	47	Chief Administrative Officer
Walter Powell	48	Chief Financial Officer
David Quinn	48	Executive Vice President, Corporate Affairs
Brian Ferraioli	64	Director
George P. Bevan	72	Director
R. Foster Duncan	65	Director
Jeff Jenkins	46	Director
Stephen M. Kadenacy	51	Director
Leonard K. Lemoine	64	Director
Joseph E. Reece	58	Director
Daniel G. Weiss	52	Director

Our directors and executive officers are as follows:

L. Joe Boyer has served as Atlas Intermediate’s Chief Executive Officer since October 2017. Prior to becoming Chief Executive Officer of Atlas Intermediate, Mr. Boyer served as a consultant to Bernhard Capital Partners Management LP (“Bernhard Capital Partners”) in connection with its infrastructure delivery services business from August 2016 to October 2017. From March 2013 to February 2016, Mr. Boyer was Chief Executive Officer of Atkins’ North American arm. From 2003 to 2013, Mr. Boyer held several senior management positions at Shaw Environmental & Infrastructure, most notably as President for its Federal Division. Mr. Boyer holds a Masters of Business Administration from Pepperdine University and a Bachelor of Science in Architectural Engineering from The University of Texas at Austin.

Gary Cappa has served with the Company since November 2019. Prior to joining the Company, Mr. Cappa served as the President and Chief Executive Officer of Consolidated Engineering Laboratories (“CEL”) from September 1985 to November 2019. While at CEL, Mr. Cappa successfully lead and stimulated its growth from one to eight facilities in California, Utah, Nevada, and Hawaii. He has been in the testing and inspection industry for 38 years and is committed to upholding the highest standards of quality in testing and inspection. With strong expertise in problem resolution, serving as liaison between the owner and contractor, expediting project completion, and quality control, Mr. Cappa has been instrumental in developing successful programs to improve the services of testing agencies and their interaction with local jurisdictions. Mr. Cappa holds a B.A. in Geology and Earth Science from the University of California, Santa Barbara.

John Mollere has served as Atlas Intermediate’s Chief Administrative Officer since January 2019. Mr. Mollere brings over 25 years of experience and leadership in corporate administration. Prior to joining Atlas Intermediate, Mr. Mollere served most recently as Chief Administrative Officer of ATC Group Services, a leading environmental consulting and engineering firm with locations across the United States which merged with Atlas in 2019, from September 2005 to January 2019. There, Mr. Mollere led a diverse team of administrative professionals including legal, risk management, health and safety, procurement, information technology, and marketing communications. Prior to joining ATC Group Services, Mr. Mollere held a leadership position for over a decade in the risk management division of Fortune 500 company, The Shaw Group, where he served in multiple management roles from August 1994 to September 2005. Mr. Mollere has a Bachelor of Science in Toxicology from Northeast Louisiana University and is a Certified Safety Professional.

David Miller has served as Atlas Intermediate’s Chief Strategy Officer since January 2019. Prior to joining Atlas, Mr. Miller served as the Chief Executive Officer for PAVETEX Engineering, a respected and rapidly growing construction engineering and testing firm in Texas from August of 2016 until January of 2019. Prior to joining PAVETEX, Mr. Miller was the Chief Executive Officer of Truno Retail Technology Solutions, a technology services provider with operations in thirty-six states, from July of 2015 to August of 2016. Mr. Miller previously served as Presiding Officer of the Texas Emerging Technology Fund from July of 2015 to August of 2016; Chief Operating Officer of Flat Wireless from November of 2011 to June of 2015 and Vice Chancellor of the Texas Emerging Technology Fund from November of 2011 to January of 2015. Mr. Miller earned his Juris Doctor and Masters of Business Administration from Texas Tech University.

Walter Powell has served as Atlas Intermediate’s Chief Financial Officer since November 2017. Prior to becoming Chief Financial Officer of Atlas Intermediate, Mr. Powell served as an Audit Partner with Deloitte & Touche, LLP for 10 years, responsible for audits of public and private companies ranging in size from $20 million in revenue to $40 billion in revenue. Mr. Powell holds a Bachelor of Science in Accounting from The University of New Orleans. He is a Certified Public Accountant and a member of the American Institute of CPA’s.

David D. Quinn Sr. has served as Atlas’ Executive Vice President, Corporate Affairs since September 2019. Prior to joining Atlas, Mr. Quinn held multiple executive level financial, administrative and operational roles. Mr. Quinn spent much of his early career, nearly 18 years, working within the Shaw Group family of companies, beginning in September 1996 with the OHM Corporation. Mr. Quinn held the role of Vice President of Business Management with the Shaw Group when ultimately acquired by Chicago Bridge and Iron in February 2013. In July of 2013 Mr. Quinn joined Atkins North America where he served in Chief Financial Officer, Chief Operating Officer and Chief Executive Officer capacities. Mr. Quinn obtained a Bachelor of Arts in Political Science and Economics from the University of Massachusetts, a Master of Business Administration from Norwich University, an Executive Certificate in Management and Leadership from the MIT Sloan School of Management, a leadership certificate from the University of Oxford Saïd Business School.

Brian Ferraioli has served as Chairman of the Board since February 2020. Mr. Ferraioli is also is an operating partner at Bernhard Capital Partners, and has worked with the firm since 2017. Mr. Ferraioli served as Executive Vice President and Chief Financial Officer of KBR, Inc., an engineering, construction and services company from 2013 to 2017. Prior to KBR, Mr. Ferraioli was Executive Vice President and Chief Financial Officer at The Shaw Group, Inc. (now part of McDermott International, Inc.) from July 2007 to February 2013, when the company was acquired by Chicago Bridge & Iron Company N.V. Prior to joining The Shaw Group, Mr. Ferraioli served as Vice President and Controller of Foster Wheeler, AG. Mr. Ferraioli is a Director and Chairman of the Audit Committee of Vistra Energy Corp, is a Director of, Chair of the Audit Committee and on the Compensation Committee of Charah Solutions, Inc. and is a Director of and Chair of the Audit Committee of Team, Inc. Mr. Ferraioli has approximately 40 years of experience in senior finance and accounting roles in the engineering and construction industries and is also a National Association of Corporate Directors Governance Fellow. Previously, Mr. Ferraioli served as a director and chairman of the audit committee of Babcock & Wilcox Enterprises and its predecessor company Babcock & Wilcox, Inc. He also previously served on the board of directors of Adolfson & Peterson, a privately owned construction company. Mr. Ferraioli received his B.S. in accounting from Seton Hall University and his M.B.A. from Columbia University.

George P. Bevan has served as a director of the Company since February 2020. Mr. Bevan joined Bernhard Capital Partners as a Founder and Operating Partner in February 2013. Prior to Bernhard Capital Partners, Mr. Bevan was President of Shaw Environmental and Infrastructure Group from July 2008 to February 2013 in which he led the organization in its worldwide business activities including business development, strategic operations management, community/government affairs and identification of new markets. Before his role as President of the Shaw Environmental and Infrastructure Group, Mr. Bevan served within the same group as President of its Commercial, State and Local Division. Within the Shaw Environmental and Infrastructure Group, Mr. Bevan also served as Executive Vice President of Corporate Development, Vice President of Business Development, and President of Shaw Global Energy Services. Prior to joining Shaw Environmental and Infrastructure Group, Mr. Bevan practiced law in the oil, gas and real estate sectors from 1973 to 1990. Mr. Bevan received his B.S. in Business Administration and J.D. from Louisiana State University where he also serves on the board of Law Environmental Round Table.

R. Foster Duncan has served as a director of the Company since February 2020. Mr. Duncan joined Bernhard Capital Partners as an Operating Partner in December 2013. Mr. Duncan has more than 30 years of senior corporate, private equity and investment banking experience. Previously, Mr. Duncan held various positions in the private equity industry including, Managing Member of KD Capital L.L.C., an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). Mr. Duncan was located in KKR’s New York office and worked exclusively with KKR and its portfolio companies in connection with creating value and identifying and investing in the energy, utility, natural resources and infrastructure sectors. Previously, Mr. Duncan was Executive Vice President and CFO of Cinergy Corporation, a Fortune 250 Energy and Utility Company, Chairman of Cinergy’s Investment Committee and CEO and President of Cinergy’s Commercial Business Unit. Earlier, he held senior management positions with LG&E Energy Corp. (NYSE: LGE) as a member of the Office of the Chairman and Executive Vice President and CFO. Mr. Duncan serves on the Board of Directors of Atlantic Power Corporation in Boston, Massachusetts where he is Chairman of the Audit Committee, and is a member of the Compensation, Operating and Nominating and Governance Committees. Earlier, he also served as a director of Essential Power, LLC, a portfolio company of Industry Funds Management (US), LLC and the Advisory Council of Greentech Capital Advisors in New York. Mr. Duncan graduated with Distinction from the University of Virginia and received his M.B.A. from the A.B. Freeman Graduate School of Business at Tulane University.

Jeff Jenkins has served as a director of the Company since February 2020. Mr. Jenkins is a founder and partner of Bernhard Capital Partners, and has been with the firm since its inception in 2013. He serves as a member of the Investment Committee and the Portfolio Committee and is involved in all areas of the firm’s investment activities. Mr. Jenkins serves on the Board of Directors for Brown & Root, Bernhard LLC and Epic Piping. Prior to founding Bernhard Capital, Mr. Jenkins spent ten years working for The Shaw Group where he served many vital positions. During his tenure at Shaw, Mr. Jenkins served as Chief Operating Officer of Shaw Environmental and Infrastructure, where he was responsible for operations and business development. Prior to this role, he served as President of the Commercial, State, and Local group within the Environmental and Infrastructure division. Before moving into his operating roles, Mr. Jenkins served as Vice President of the Office of the Chairman where he led overall corporate development and placed a special emphasis on mergers and acquisitions, joint ventures and business development efforts. Prior to joining Shaw, Mr. Jenkins was a Corporate and Securities Attorney at Vinson & Elkins LLP where his practice focused primarily on mergers and acquisitions, private equity and venture capital, and public securities work in a broad range of industries. Mr. Jenkins received his B.A. from Louisiana State University and his J.D. from Louisiana State University after attending law school at the University of Texas.

Stephen M. Kadenacy served as our Chief Executive Officer and Chairman since Boxwood’s initial public offering in 2018 until the Closing. Immediately following the Closing, Mr. Kadenacy became a director of the Company and has served in such capacity since. Mr. Kadenacy served as President of AECOM from October 2014 until June 2017 and as Chief Operating Officer from October 2016 until June 2017. Prior to that, he served as AECOM’s Chief Financial Officer from October 2011 until October 2015 and as Senior Vice President, Corporate Finance from May 2008 to September 2011. Prior to joining AECOM, Mr. Kadenacy was with the accounting firm KPMG LLP in San Francisco since 1996. Mr. Kadenacy previously served on the Board of Directors and Audit Committee of ABM Industries Inc. Mr. Kadenacy holds a Bachelor’s degree in economics from the University of California at Los Angeles and a Masters of Business Administration from the University of Southern California.

Leonard K. Lemoine has served as a director of the Company since February 2020. Mr. Lemoine is the President and Chief Executive Officer of the Lemoine Company, LLC (“Lemoine”), a position he has held since January of 2011. Lemoine was founded in 1975 and has steadily grown from a small construction company, to one of the most respected, full-service contracting and construction management firms in the Southeastern United States. Lemoine constructs and manages projects ranging from minor interior renovations to some of the most complex healthcare facilities, commercial public and industrial landmarks in our region. Mr. Lemoine received his B.S. from Louisiana State University in 1979.

Joe Reece has served as an independent director of the Company since November 2018 and has more than 30 years of experience advising public and private corporations, boards, financial sponsors and institutional investors on strategy, financing, and mergers and acquisitions. Since October 2019, Mr. Reece has been a Partner and Head of Advisory Services at BDT & Company, LLC, a merchant bank based in Chicago with offices in New York, Los Angeles, London and Frankfurt. From October 2018 to October 2019 and from April 2015 to January 2017, Mr. Reece served as the Founder and Chief Executive Officer of Helena Advisors. Previously, Mr. Reece was also the Executive Vice Chairman of UBS Securities, LLC (“UBS”) from 2017 through October 2018, and served as the Head of Corporate Client Solutions for the Americas from October 2017 through March 2018. Prior to that, he spent 18 years with Credit Suisse where he held a number of senior management positions, including the Global Head of Equity Capital Markets, the Global Head of the Industrials Group and served on both the Global Equities Management Committee and the Investment Banking Management Committee. Mr. Reece began his career at the SEC as Staff Counsel ultimately rising to become Special Counsel for the SEC’s Division of Corporation Finance and subsequently practiced law with Skadden Arps in the Corporate Practice Group. Mr. Reece holds a Bachelor of Science, a Masters of Business Administration and a Juris Doctor from the University of Akron and a LL.M from the Georgetown University Law Center. Mr. Reece currently serves as a member of the board of directors of Compass Minerals International, Inc, the Georgetown University Law Center, the Foundation of the University of Akron and Chair-ity. Previously, Mr. Reece also served on the board of directors of UBS Securities, LLC, CST Brands, Inc., LSB Industries, Inc., RumbleOn, Inc. and Del Frisco’s Restaurant Group.

Daniel G. Weiss has served as a director of the Company since February 2020. Mr. Weiss has been co-founder and Managing Partner of Angeleno Group LLC (“AG”), a Los Angeles-based private equity firm with a global platform focused on high growth investments in next generation energy and natural resource-related companies, since AG’s founding in 2001. AG makes investments in the United States and internationally. In addition to his firm management responsibilities, Mr. Weiss leads investments and serves on boards of multiple AG portfolio companies. Prior to the formation of AG, Mr. Weiss was an attorney at O’Melveny & Myers in Los Angeles from 1998 to 1999. Mr. Weiss has served as a member of the board of directors of TPI Composites, Inc. (Nasdaq: TPIC) since 2009. Currently, Mr. Weiss serves on boards or public commissions for a number of non-profit and government organizations including the California Community Foundation, World Resources Institute, the UCLA Institute of the Environment and Sustainability (where he serves as co-Chair) and the Federal Reserve Bank’s 12th District Economic Advisory Council (effective January 2020). Mr. Weiss holds a J.D. from Stanford Law School, an M.A. from Stanford University and a B.A. with High Honors from U.C. Berkeley.

Director Independence

The Board has determined that each of Messrs. Bevan, Duncan, Weiss, Lemoine, Jenkins, Ferraioli, Kadenacy and Reece are independent within the meaning of Nasdaq Listing Rule 5605(a)(2).

Committees of the Board of Directors

Effective upon completion of the business combination, the Board established the audit committee (the “Audit Committee”) and, subsequently, the compensation committee (the “Compensation Committee”) and nomination and corporate governance committee (the “Nomination and Corporate Governance Committee”). Members will serve on these committees until their successor is appointed or their removal from, or vacation of, such committee.

Audit Committee

The principal functions of the Audit Committee are detailed in the Audit Committee charter, which is available on the company’s website, and include, among others:

●	appointing the company’s independent registered public accounting firm;
●	evaluating the independent registered public accounting firm’s qualifications, independence and performance;
●	determining the engagement of the independent registered public accounting firm;
●	reviewing and approving the scope of the annual audit and the audit fee;
●	discussing with management and the independent registered public accounting firm the results of the annual audit and reviewing the company’s quarterly financial statements;
●	approving the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
●	monitoring the rotation of partners of the independent registered public accounting firm on the company’s engagement team in accordance with requirements established by the SEC;
●	being responsible for reviewing the company’s financial statements and the company’s management’s discussion and analysis of financial condition and results of operations to be included in the company’s annual and quarterly reports to be filed with the SEC;
●	reviewing the company’s critical accounting policies and estimates; and
●	reviewing the Audit Committee charter and the committee’s performance at least annually.

The members of the Audit Committee are Messrs. Duncan, Bevan, and Lemoine, with Mr. Duncan serving as the chair of the committee. Under the rules of the SEC, members of the Audit Committee must also meet heightened independence standards. The company believes that all of the members of the Audit Committee qualify as independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq with respect to audit committee membership. The company also believes that Mr. Duncan qualifies as its “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K.

Compensation Committee

The principal functions of the Compensation Committee are detailed in the Compensation Committee charter, which is available on the company’s website, and include, among others:

●	reviewing and approving the compensation of the executive officers of the Company and such other employees of the Company as are assigned thereto by the Board;
●	making recommendations to the Board with respect to standards for setting compensation levels;
●	administering the incentive compensation plans (including equity-based plans and non-equity based plans) of the Company; and
●	exercising such other powers and authority as are set forth in a charter of the Compensation Committee of the Board, substantially in the form as provided to the Board, with such minor modifications, amendments or changes therein as the Compensation Committee may approve.

The members of the Compensation Committee are Messrs. Kadenacy, Lemoine and Reece, with Mr. Kadenacy serving as the chair of the committee.

Nomination and Corporate Governance Committee

The principal functions of the Nomination and Corporate Governance Committee are detailed in the Nomination and Corporate Governance Committee charter, which is available on the company’s website, and include, among others:

●	identifying potential qualified nominees for director and nominate candidates for the Board;
●	developing the Company’s corporate governance guidelines and additional corporate governance policies; and
●	exercising such other powers and authority as are set forth in a charter of the Nominating and Corporate Governance Committee of the Board, substantially in the form as provided to the Board, with such minor modifications, amendments or changes therein as the Nominating and Corporate Governance Committee may approve,

The members of the Nomination and Corporate Governance Committee are Messrs. Jenkins, Weiss and Bevan, with Mr. Jenkins serving as the chair of the committee.

Number and Terms of Office of Officers and Directors

Our board of directors consists of nine members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.

At the special meeting to approve the business combination, each of L. Joe Boyer, Stephen Kadenacy, Duncan Murdoch, George P. Bevan, R. Foster Duncan, Daniel G. Weiss and Joe Reece were elected by the company’s stockholders to serve as directors of the company, with Messrs. Boyer and Reece to serve as Class I directors, Messrs. Weiss and Duncan to serve as Class II directors and Messrs. Kadenacy, Murdoch and Bevan to serve as Class III directors.

At the time of the Closing, Duncan Murdoch delivered a letter to the company and the board of directors stating that he was no longer willing to serve on the board of directors and as such, will no longer be joining. In addition, the size of the board of directors was increased to nine members effective upon the Closing pursuant to and in accordance with the Nomination Agreement.

Effective as of immediately following the Closing, the Board appointed Brian Ferraioli, Jeff Jenkins and Leonard Lemoine to fill the resulting vacancies and serve as directors of the Board pursuant to the terms of the Nomination Agreement, with Mr. Ferraioli to serve as a Class I director, Mr. Jenkins to serve as a Class II director and Mr. Lemoine to serve as a Class III director.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices to be set forth in our second amended and restated bylaws as it deems appropriate. Our second amended and restated bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, Secretaries, Assistant Secretaries, a Treasurer and other such offices as may be determined by the board of directors.

Code of Ethics and Committee Charters

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officer responsible for financial reporting. The code of business conduct and ethics is available on our website at www.oneatlas.com. To the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Prior to the consummation of the business combination, none of Boxwood’s executive officers or directors received any cash compensation for services rendered to it. The Sponsor, executive officers, directors, and their respective affiliates, were reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. Boxwood’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, executive officers, directors and Boxwood’s or their affiliates. We note that some named executive officers had economic interests in our Sponsor.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2020 by:

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

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The table below represents beneficial ownership of voting common stock, comprised of Class A common stock and Class B common stock. The beneficial ownership of our voting common stock is based on 29,741,710 shares of common stock outstanding, of which 5,767,342 shares are Class A common stock and 23,974,368 shares are Class B common stock.

The beneficial ownership percentages set forth below take into account the issuance of shares of Class A common stock upon the exercise of warrants to purchase shares of Class A common stock that will become exercisable 30 days after the Closing Date.

Name and Address of Beneficial Owner(1)	Number of shares	%
Directors, Executive Officers
L. Joe Boyer(2)	—	—
Walter Powell(3)	—	—
Gary Cappa	—	—
John Alex Mollere	—	—
David Miller	—	—
Stephen M. Kadenacy(4)(10)	5,975,000	17.9%
Brian Ferraioli	—	—
Leonard Lemoine	—	—
Jeff Jenkins	—	—
George P. Bevan	—	—
R. Foster Duncan	—	—
Daniel G. Weiss	—	—
Joe Reece(5)	57,688	*
All Directors and Executive Officers as a Group (Ten Individuals)	6,690,000	18.6%
Five Percent Holders:
Bernhard Capital Partners(6)	20,173,983	77.59%
GSO Entity(7)	2,200,000	7.4%
Boxwood Sponsor LLC(4)(8)	5,975,000	17.9%
MIHI LLC(8)(9)	6,175,000	18.4%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the stockholders listed is 13215 Bee Cave Parkway Building A, Suite 260, Austin, Texas 78738.
(2)	Comprised solely of shares of Class B common stock.
(3)	Comprised solely of shares of Class B common stock.
(4)	Comprised of 2,225,000 shares of Class A common stock and 3,750,000 shares of Class A common stock underlying private placement warrants that will become exercisable 30 days after the Closing Date.
(5)	Mr. Reece holds an economic interest in Boxwood Management Company, LLC and pecuniary interests in the securities beneficially owned by Boxwood Management Company, LLC. Mr. Reece disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

(6)	Comprised solely of shares of Class B common stock. Bernhard Capital Partners’s interest is held through Atlas Technical Consultants Holdings LP and indirectly by the BCP Energy Services Funds. The general partner of Atlas Technical Consultants Holdings LP is Atlas Technical Consultants Holdings GP LLC, which is indirectly wholly owned by BCP Energy Services Fund, LP, BCP Energy Services Fund-A, LP and BCP Energy Services Executive Fund, LP (collectively, the “BCP Energy Services Funds”). The general partner of all three BCP Energy Services Funds is BCP Energy Services Fund GP, LP. The general partner of BCP Energy Services Fund GP, LP is BCP Energy Services Fund UGP, LLC. BCP Energy Services Fund UGP, LLC is managed by J.M. Bernhard, Jr. and Jeff Jenkins. Each of the BCP entities and Messrs. Bernhard and Jenkins may be deemed to beneficially own such shares directly or indirectly controlled, but each disclaims beneficial ownership of such shares in excess of its pecuniary interest therein. The address of each of the BCP entities and Messrs. Bernhard and Jenkins is 400 Convention Street, Suite 1010, Baton Rouge, Louisiana 70802.
(7)	GSO Capital Opportunities Fund III LP (the “GSO Entity”) directly holds the reported shares shown above. GSO Capital Opportunities Associates III LLC is the general partner of GSO Capital Opportunities Fund III LP. GSO Holdings I L.L.C. is the managing member of GSO Capital Opportunities Associates III LLC. Blackstone Holdings II L.P. is the managing member of GSO Holdings I L.L.C. with respect to securities beneficially owned by the GSO Entity. Blackstone Holdings I/II GP L.L.C. is the general partner of each of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. The Blackstone Group Inc. is the sole member of Blackstone Holdings I/II GP L.L.C. Blackstone Group Management L.L.C. is the sole holder of the Class C common stock of The Blackstone Group Inc. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the foregoing entities and individuals disclaims beneficial ownership of the securities held directly by the GSO Entity (other than the GSO Entity to the extent of its direct holdings). The business address of this stockholder is c/o GSO Capital Partners LP, 345 Park Avenue, 31st Floor, New York, New York 10154.
(8)	Boxwood Sponsor LLC is jointly owned and managed by MIHI Boxwood Sponsor, LLC, which is controlled by MIHI LLC, and Boxwood Management Company, LLC. MIHI LLC and Boxwood Management Company, LLC have shared voting and dispositive power with respect to the shares held by Boxwood Sponsor LLC and, as such, may be deemed to beneficially own the shares held by Boxwood Sponsor LLC. Each of MIHI LLC and Boxwood Management Company, LLC disclaim such beneficial ownership except to the extent of their respective pecuniary interests therein.
(9)	Comprised of 2,425,000 shares of Class A common stock and 3,750,000 shares of Class A common stock underlying private placement warrants that will become exercisable 30 days after the Closing Date. MIHI LLC owns a majority interest in, and is the sole manager of, MIHI Boxwood Sponsor, LLC. As such, MIHI LLC may be deemed to beneficially own the shares held by our Sponsor. MIHI LLC is a member managed LLC. MIHI LLC is indirectly controlled by Macquarie Group Limited, a publicly listed company in Australia. Shemara Wikramanayake is the chief executive officer of Macquarie Group Limited and in such position has voting and dispositive power with respect to securities held by MIHI Boxwood Sponsor, LLC. By virtue of the relationships described in this footnote, Macquarie Group Limited and Ms. Wikramanayake may be deemed to share beneficial ownership of all shares held by MIHI Boxwood Sponsor, LLC. Each of Macquarie Group Limited and Ms. Wikramanayake expressly disclaims any such beneficial ownership, except to the extent of their individual pecuniary interests therein. The address of each of MIHI LLC and MIHI Boxwood Sponsor, LLC is c/o Macquarie Capital (USA) Inc., 125 West 55th Street, L-22, New York, NY 10019-5369.
(10)	Mr. Kadenacy owns a majority interest in, and is the sole manager of, Boxwood Management Company, LLC. As such, he may be deemed to beneficially own the shares held by Boxwood Management Company, LLC or Boxwood Sponsor LLC. Mr. Kadenacy disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Founder Shares

In June 2017, we issued an aggregate of 100 shares to the sponsor for an aggregate purchase price of $25,000. We received payment for the shares in September 2018. On November 14, 2018, we effected a recapitalization pursuant to which each share of the company’s outstanding common stock was converted into 71,875 shares of Class F common stock. As a result of the recapitalization, the initial stockholders collectively held an aggregate of 7,187,500 shares of Class F common stock. On November 15, 2018, the sponsor contributed back to us, for no consideration, 1,437,500 founder shares. As a result, the initial stockholders held 5,750,000 founder shares, of which an aggregate of up to 750,000 shares were subject to forfeiture to the extent that the underwriters’ option to purchase additional units was not exercised in full or in part, so that the initial stockholders would own 20% of our issued and outstanding shares after the initial public offering (not including the shares of Class A common stock underlying the private placement units and assuming the initial stockholders did not purchase any public shares in the initial public offering). The underwriters’ election to exercise their over-allotment option expired unexercised in January 4, 2019 and, as a result, 750,000 founder shares were forfeited, resulting in 5,000,000 founder shares outstanding as of January 4, 2019. As of November 7, 2019, 5,000,000 shares of Class F common stock were issued and outstanding.

The initial stockholders agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until the earlier of one year after the completion of a business combination or earlier if, subsequent to a business combination, (i) the last reported closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, subject to certain limited exceptions.

Promissory Note

On August 22, 2018, we issued a promissory note to the sponsor (the “Promissory Note”), pursuant to which we borrowed an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing, unsecured and due on the earlier of May 30, 2019 or the completion of the initial public offering. The Promissory Note was repaid upon the consummation of the initial public offering on November 20, 2018.

Private Placement Securities

Simultaneously with the closing of the initial public offering, the sponsor purchased an aggregate of 250,000 private placement units at $10.00 per private placement unit ($2,500,000 in the aggregate) and 3,500,000 private placement warrants at $1.00 per private placement warrant ($3,500,000 in the aggregate). Each private placement unit consists of one share of Class A common stock and one private placement warrant. Each private placement warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The proceeds from the private placement units and private placement warrants were added to the proceeds from the IPO held in the trust account.

Pre-Business Combination Registration Rights Agreement

Pursuant to a registration rights agreement entered into on November 15, 2018, the holders of the founder shares, private placement units, private placement shares, private placement warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of these securities are entitled to make up to three demands (or one demand in the case of private placement securities to be acquired by an affiliate of Macquarie Capital), excluding short form registration demands, that Boxwood register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. In the case of the private placement securities acquired by an affiliate of Macquarie Capital, the demand registration right provided will not be exercisable for longer than five years from the effective date of the registration statement of the initial public offering in compliance with FINRA Rule 5110(f)(2)(G)(iv) and the piggy-back registration right provided will not be exercisable for longer than seven years from the effective date of the registration statement of the initial public offering in compliance with FINRA Rule 5110(f)(2)(G)(v). We will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contemplate the payment of penalties or liquidated damages to the stockholders party thereto as a result of a failure to register, or delays with respect to the registration of, the company’s securities.

Continuing Members Registration Rights Agreement

On February 14, 2020, in connection with the Closing, the company entered into a registration rights agreement (the “Continuing Members RRA”) with the Continuing Members. Under the Continuing Members RRA, the company will have certain obligations to register for resale under the Securities Act all or any portion of the shares of the Class A common stock that the Continuing Members hold as of the date of the Continuing Members RRA and that they may acquire thereafter, including upon the exchange or redemption of any other security therefor (collectively, the “Continuing Member Registrable Securities”).

The company is required to, within 30 days of Closing, file a registration statement registering the resale of the Continuing Member Registrable Securities. Additionally, Atlas Technical Consultants SPV, LLC and Arrow Environmental SPV LLC (together, “BCP”) may demand an unlimited number of underwritten offerings for all or part of the Continuing Member Registrable Securities held by BCP and the other Continuing Members under the Continuing Member RRA.

Holders of the Continuing Member Registrable Securities have certain “piggy-back” registration rights with respect to registration statements. The company will bear the expenses incurred in connection with the filing of any such registration statements.

Financial Advisor Engagement

In connection with the business combination, we engaged Macquarie Capital (USA) Inc., an affiliate of the sponsor, to act as its financial advisor. At the Closing, we paid Macquarie Capital (USA) Inc. a $4 million fee, comprised of $2 million in cash and 200,000 shares of newly issued common stock valued at $10 per share.

Underwriting Fees

Macquarie Capital (USA) Inc., an affiliate of the sponsor, served as one of the representatives of the underwriters of our initial public offering. In connection with the initial public offering, Macquarie Capital (USA) Inc. received a portion of the $4 million in upfront underwriting discounts and will be paid a portion of the $7 million deferred underwriting fee payable upon consummation of the business combination.

Nomination Agreement

In connection with the Closing, the Company entered into the Nomination Agreement. Under the Nomination Agreement, the Seller has the right to designate a certain number of individuals for nomination by the Company’s board of directors to be elected by the company’s stockholders based on the percentage of the voting power of the outstanding Class A common stock and Class B common stock beneficially owned by the Seller and its affiliates, in the aggregate, as follows: (i) for so long as the Seller beneficially owns at least 50% of the aggregate voting power of the company, the Seller will have the right to nominate at least a majority of all directors of the board of directors; (ii) for so long as the Seller beneficially owns less than 50% and equal to or greater than 35% of the aggregate voting power of the company, the Seller will have the right to designate three directors; (iii) for so long as the Seller beneficially owns less than 35% and equal to or greater than 15% of the aggregate voting power of the Company, the Seller will have the right to designate two directors; and (iv) for so long as the Seller beneficially owns less than 15% and equal to or greater than 5% of the aggregate voting power of the company, the Seller will have the right to designate one director. In accordance with the terms of the Nomination Agreement, the size of the board of directors will be fixed based on the number of individuals the Seller is entitled to designate for nomination to be elected as directors.

The Nomination Agreement also provides that the members of the management team of Atlas Intermediate shall not transfer shares of common stock or warrants to purchase shares of common stock beneficially owned or otherwise held by them prior to the termination of a lock-up period.

Voting Agreement

On February 14, 2020, in connection with the Closing, the company and the sponsor entered into a voting agreement (the “Voting Agreement”) pursuant to which the sponsor agreed to vote its shares of Class A common stock in favor of each individual nominated for election to the board of directors who has been recommended by the board of directors for such appointment or nomination pursuant to the Nomination Agreement at every meeting of the stockholders of the company called with respect to the election of members of the board of directors, and at every adjournment or postponement thereof, and on every action or approval by written resolution of the stockholders of the company or the board of directors with respect to the election of members of the board of directors, subject to the terms and conditions set forth therein.

Lock-Up Agreement

On February 14, 2020, in connection with the Closing, the company and the sponsor entered into a lock-up agreement (the “Lock-Up Agreement”) pursuant to which the sponsor agreed to not transfer, sell, assign or otherwise dispose of any Class A common stock or warrants to purchase Class A common stock of the company during the period commencing on the date of Closing and ending on the earlier of (a) the date that is twelve months following the date of Closing or (b) if BCP transfers either (i) shares of common stock beneficially owned or otherwise held by BCP resulting in gross proceeds to BCP equal to at least $50,000,000 or (ii) all shares of common stock beneficially owned or otherwise held by BCP which were subject to an initial six month restriction on transfer, if the proceeds received from the transfer of such shares of common stock is less than $50,000,000, the date on which the reported sales price of the common stock equals or exceeds $12.00 per share for any 20 trading days within a 30 trading day period.

Credit Agreement

In connection with business combination, Buyer, as the initial borrower, entered into a senior credit facility (the “Credit Facility”) consisting of (i) a $281.0 million senior secured Term Loan and (ii) a $40.0 million senior secured Revolver pursuant to that certain Credit Agreement dated February 14, 2020, by and among Holdings, Buyer, and pursuant to the business combination, Atlas Intermediate, which became the new borrower by operation of law and as further provided in Section 9.19 of such Credit Agreement, the lenders party thereto, the issuing banks party thereto and Macquarie Capital Funding LLC, as administrative agent and swing line lender (the “Credit Agreement”).

The Term Loan will mature on the date that is seven years after date hereof and the Revolver will mature on the date that is five years after date hereof. The Term Loan will be funded at closing and used, in part, to fully repay and terminate outstanding obligations of approximately $171 million, pay transaction expenses incurred in connection with the business combination and for other general working capital purposes.

Interest is payable quarterly in arrears or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rates under the Credit Facility will be equal to either (i) Adjusted LIBO Rate (as defined in the Credit Agreement), plus a 4.75%, or (ii) an Alternate Base Rate (as defined in the Credit Agreement), plus 3.75%.

The Credit Facility is guaranteed by Holdings and secured by (i) a first priority pledge of the equity interests of subsidiaries of Holdings and Atlas Intermediate and (ii) a first priority lien on substantially all other assets of Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries.

The Credit Agreement contains a financial covenant which requires Holdings, Atlas Intermediate and all of their restricted subsidiaries on a consolidated basis to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) tested on a quarterly basis that does not exceed (i) 5.50 to 1.0 with respect to the fiscal quarters ending on June 30, 2020 and September 30, 2020 and (ii) 5.00 to 1.00 with respect to the fiscal quarter ending December 31, 2020 and as of the end of each fiscal quarter thereafter.

The Credit Agreement also includes a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of each of Holdings, Atlas Intermediate and all of their restricted subsidiaries to:

●	incur additional indebtedness and make guarantees;
●	incur liens on assets;
●	engage in mergers or consolidations or fundamental changes;
●	dispose of assets;
●	pay dividends and distributions or repurchase capital stock;
●	make investments, loans and advances, including acquisitions;
●	amend organizational documents and other material contracts;
●	enter into certain agreements that would restrict the ability to incur liens on assets;
●	repay certain junior indebtedness;
●	enter into certain transactions with affiliates;
●	enter into sale leaseback transactions; and
●	change the conduct of its business.

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and (ii) a number of other traditional exceptions that grant the Company continued flexibility to operate and develop its business.

The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default.

Placement Agent Engagements

In connection with the business combination, Boxwood engaged placement agents, including Macquarie Capital (USA) Inc. and Helena Advisors, LLC (“Helena”), to act as its placement agents in connection with the private placement of any PIPE securities with any PIPE investors. Macquarie Capital (USA) Inc. is an affiliate of the sponsor and Joe Reece, a member of our board of directors, formerly served as the Founder and Chief Executive Officer of Helena from October 2018 to October 2019. At the Closing, we paid Macquarie Capital (USA) Inc. and Helena cash fees of approximately $0.4 million and approximately $0.4 million, respectively.

Director Independence

Our board of directors has determined that each of Messrs. Bevan, Duncan, Weiss, Lemoine, Jenkins, Ferraioli, Kadenacy and Reece are independent within the meaning of Nasdaq Listing Rule 5605(a)(2). Furthermore, our board of directors has established an Audit Committee and determined that each of its current members meet the additional test for independence for Audit Committee members imposed by SEC regulation and the Nasdaq Listing Rules.

The rules of Nasdaq define a “controlled company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Following the Closing, the Seller and its limited partners hold approximately 80% of the voting power of the Company. As a result, the Company is a controlled company under the listing rules of Nasdaq (a “Controlled Company”) and the rules of the SEC. As a Controlled Company, the Company qualifies for exemptions from certain corporate governance rules, including (i) a board of directors comprised of a majority of independent directors; (ii) compensation of the Company’s executive officers being determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; (iii) a compensation committee charter which, among other things, provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and (iv) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. We do not intend to rely on these exemptions, but we may, in the future, take advantage of some of these exemptions for as long as we continue to qualify as a “controlled company.” Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq. If the Company ceases to be a Controlled Company, and its securities are still listed on Nasdaq, it will be required to comply with these requirements by the date its status as a Controlled Company changes or within specified transition periods applicable to certain provisions, as the case may be.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. Fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 and for the period from June 28, 2017 (inception) through December 31, 2018 amounted to approximately $93,000 and $90,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were $0 and $0 fees paid to Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2019 and for the period from June 28, 2017 (inception) through December 31, 2018, respectively.

Tax Fees

We paid Marcum $6,695 and $0 for tax compliance for the year ended December 31, 2019 and for the period from June 28, 2017 (inception) through December 31, 2018, respectively.

All Other Fees

We did not pay Marcum for other services for the year ended December 31, 2019 and for the period from June 28, 2017 (inception) through December 31, 2018.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.2

Exhibit No.	Description
2.1	Unit Purchase Agreement, dated August 12, 2019, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 23, 2020, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
3.2	Second Amended and Restated Bylaws of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
4.1	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
4.2*	Description of Securities.
10.1	Subscription Agreement, dated as of February 14, 2020 between Atlas TC Holdings LLC and GSO COF III AIV-2 LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.2	Support Letter, dated as of February 14, 2020, between Boxwood Merger Corp. and GSO Capital Partners LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.3	Credit Agreement, dated as of February 14, 2020, by and among Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC, the lenders and issuing banks from time to time party thereto, and Macquarie Capital Funding LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.4	Nomination Agreement dated as of February 14, 2019, by and among Atlas Technical Consultants, Inc., BCP Energy Services Fund, LP, BCP Energy Services Fund-A, LP and BCP Energy Services Executive Fund, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).

10.5	Registration Rights Agreement, dated as of February 14, 2019, by and among Atlas Technical Consultants, Inc. and Atlas Technical Consultants Holdings LP and its limited partners (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.6	Registration Rights Agreement, dated as of February 14, 2020, by and among Boxwood Merger Corp. and GSO Capital Opportunities Fund III LP (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.7	Voting Agreement, dated as of February 14, 2019, by and between Atlas Technical Consultants, Inc. and Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.8	Lockup Agreement, dated as of February 14, 2019, by and between Atlas Technical Consultants, Inc. and Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.9	Amended and Restated Limited Liability Company Agreement of Atlas TC Holdings LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.10	Restrictive Covenant Agreement, dated February 14, 2020, by and among Atlas Technical Consultants Holdings LP, Atlas Technical Consultants, SPV, LLC and Arrow Environmental SPV, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.11	Atlas Technical Consultants, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.12	Commitment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.13	Closing Payment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.14	Forfeiture Agreement, dated as of January 23, 2020, by and among Boxwood Sponsor, LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.15	Amendment No. 1 to Commitment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.16	Debt Commitment Letter, dated August 12, 2019, by and among Boxwood Merger Corp., Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.17†	Employment Agreement, dated as of August 12, 2019, by and between Boxwood Merger Corp. and L. Joe Boyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019). Stockholder Support Agreement, dated as of August 12, 2019, by and between Atlas Technical Consultants Holdings LP, Boxwood Sponsor LLC, MIHI Boxwood Sponsor LLC, MIHI LLC, Boxwood Management Company, LLC and the Company’s officers and directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.18	Stockholder Support Agreement, dated as of August 12, 2019, by and between Atlas Technical Consultants Holdings LP, Boxwood Sponsor LLC, MIHI Boxwood Sponsor LLC, MIHI LLC, Boxwood Management Company, LLC and the Company’s officers and directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.19	Letter Agreement, dated November 15, 2018, among the Company, Boxwood Sponsor, LLC, and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.20	Investment Management Trust Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.21	Registration Rights Agreement, dated November 15, 2018, among the Company, Boxwood Sponsor, LLC and initial stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.22	Securities Purchase Agreement, dated November 15, 2018, between the Company and Boxwood Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).

10.23†	Expense Advancement Agreement, dated November 15, 2018, between the Company and Boxwood (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.24	Letter Agreement, dated November 15, 2018, between the Company and Macquarie Capital (USA) Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.25	Letter Agreement, dated November 15, 2018, among the Company, MIHI LLC and Boxwood Management Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.26	Promissory Note, Dated August 22, 2018, issued to Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.27	Securities Subscription Agreement, dated June 28, 2017, between the Registrant and MIHI LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.28†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.29	Securities Assignment Agreement, dated as of October 22, 2018, between Boxwood Sponsor LLC and the independent director nominees (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
14*	Code of Ethics.
21.1*	Subsidiaries of the Company.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement

ATLAS TECHNICAL CONSULTANTS, INC.

(FORMERLY KNOWN AS BOXWOOD MERGER CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Atlas Technical Consultants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlas Technical Consultants, Inc. (formerly known as Boxwood Merger Corp.) (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 16, 2020

ALAS TECHNICAL CONSULTANTS, INC.

(formerly known as Boxwood Merger Corp.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$95,683	$1,275,571
Prepaid expenses and other current assets	319,500	23,116
Total Current Assets	415,183	1,298,687

Marketable securities held in Trust Account	204,322,796	200,471,972
Security deposit	—	7,125
Total Assets	$204,737,979	$201,777,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,858,994	$86,278
Income taxes payable	612,713	77,877
Total Current Liabilities	3,471,707	164,155

Deferred underwriting fees	7,000,000	7,000,000
Total Liabilities	10,471,707	7,164,155

Commitments

Common stock subject to possible redemption, 18,598,256 and 18,926,577 shares at redemption value as of December 31, 2019 and 2018, respectively	189,266,264	189,613,628

Stockholders’ Equity
Preferred stock; $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 1,651,744 and 1,323,423 shares issued and outstanding (excluding 18,598,256 and 18,926,577 shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	165	132
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 and 5,750,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	500	575
Additional paid in capital	5,059,215	4,711,809
(Accumulated deficit)/ Retained earnings	(59,872)	287,485
Total Stockholders’ Equity	5,000,008	5,000,001
Total Liabilities and Stockholders’ Equity	$204,737,979	$201,777,784

The accompanying notes are an integral part of the consolidated financial statements.

ALAS TECHNICAL CONSULTANTS, INC.

(formerly known as Boxwood Merger Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

Operating costs	$3,712,997	$106,435
Loss from operations	(3,712,997)	(106,435)

Other income:
Interest income	4,054,156	471,972

Income before provision for income taxes	341,159	365,537
Provision for income taxes	(688,516)	(77,877)
Net (loss) income	$(347,357)	$287,660

Weighted average shares outstanding, basic and diluted (1)	6,348,851	6,240,480

Basic and diluted net loss per common share (2)	$(0.52)	$(0.01)

(1)	Excludes an aggregate of 18,598,256 and 18,926,577 shares subject to possible redemption at December 31, 2019 and 2018.
(2)	Excludes income of $2,943,051 and $347,852 attributable to common stock subject to possible redemption for the years ended December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

ALAS TECHNICAL CONSULTANTS, INC.

(formerly known as Boxwood Merger Corp.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class F Common Stock (1)		Additional Paid-in	Stock Subscription	(Accumulated Deficit)/ Retained	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Earnings	(Deficit)
Balance – January 1, 2018	—	$—	7,187,500	$719	$24,281	$(25,000)	$(175)	$(175)

Stock subscription received from issuance of founder shares to Sponsor	—	—	—	—	—	25,000	—	25,000

Forfeiture of founder shares	—	—	(1,437,500)	(144)	144	—	—	—

Sale of 20,000,000 Units, net of underwriting discounts	20,000,000	2,000	—	—	188,299,144	—	—	188,301,144

Sale of 250,000 Private Placement Units	250,000	25	—	—	2,499,975	—	—	2,500,000

Sale of 3,500,000 Private Placement Warrants	—	—	—	—	3,500,000	—	—	3,500,000

Common stock subject to possible redemption	(18,926,577)	(1,893)	—	—	(189,611,735)	—	—	(189,613,628)

Net income	—	—	—	—	—	—	287,660	287,660

Balance – December 31, 2018 (1)	1,323,423	132	5,750,000	575	4,711,809	—	287,485	5,000,001

Change in value of common stock subject to possible redemption	328,321	33	—	—	347,331	—	—	347,364

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—	—

Net income	—	—	—	—	—	—	(347,357)	(347,357)

Balance – December 31, 2019	1,651,744	$165	5,000,000	$500	$5,059,215	$—	$(59,872)	$5,000,008

(1)	Included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

The accompanying notes are an integral part of the consolidated financial statements.

ALAS TECHNICAL CONSULTANTS, INC.

(formerly known as Boxwood Merger Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(347,357)	$287,660
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,054,156)	(471,972)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(296,384)	(23,116)
Accounts payable and accrued expenses	2,772,716	86,103
Income taxes payable	534,836	77,877
Net cash used in operating activities	(1,390,345)	(43,448)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(200,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	203,332	—
Security deposit	7,125	(7,125)
Net cash provided by (used in) investing activities	210,457	(200,007,125)

Cash Flows from Financing Activities:
Collection of stock subscription receivable from Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Units	—	2,500,000
Proceeds from sale of Private Placement Warrants	—	3,500,000
Payment of offering costs	—	(698,856)
Proceeds from promissory note - related party	—	300,000
Repayment of promissory note - related party	—	(300,000)
Net cash provided by financing activities	—	201,326,144

Net Change in Cash	(1,179,888)	1,275,571
Cash – Beginning	1,275,571	—
Cash – Ending	$95,683	$1,275,571

Supplementary cash flow information:
Cash paid for income taxes	$153,680	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$189,320,780
Change in value of common stock subject to possible redemption	$(347,364)	$292,848

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Boxwood Merger Corp. (the “Company”) was a blank check company incorporated in Delaware on June 28, 2017. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”).

At December 31, 2019, the Company had not yet commenced any operations. All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the potential acquisition of Atlas Intermediate Holdings, LLC, a Delaware limited liability company (“Atlas Intermediate”).

The Company’s subsidiaries are comprised of Atlas TC Holdings LLC, a wholly owned subsidiary of the Company and a Delaware limited liability company (“Holdings”), and Atlas TC Buyer LLC, a wholly owned subsidiary of Holdings and a Delaware limited liability company (“Buyer”).

On the Closing Date, the Company consummated the acquisition of Atlas Intermediate, pursuant to the Unit Purchase Agreement, dated as of August 12, 2019, as amended on January 22, 2020 (the “Purchase Agreement”), by and among the Company, Holdings, Buyer, Atlas Intermediate and Atlas Technical Consultants Holdings LP, a Delaware limited partnership (the “Seller”). The acquisition of Atlas Intermediate pursuant to the Purchase Agreement together with the other transactions contemplated by the Purchase Agreement is referred to herein as the “Atlas Business Combination.”

Following the consummation of the Atlas Business Combination (the “Closing”), the combined company is organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which the Company’s only direct assets will consist of common units of Holdings (“Holdings Units”). The Company is the sole manager of Holdings in accordance with the terms of the amended and restated limited liability company agreement of Holdings (the “Holdings LLC Agreement”) entered into in connection with the consummation of the business combination.

As of the Closing Date and following the completion of the Atlas Business Combination, the Seller and the limited partners (the “Continuing Members”) owned an aggregate of 23,974,368 Holdings Units redeemable on a one-for-one basis for shares of Class A common stock. Upon the redemption by any Continuing Member of Holdings Units for shares of Class A common stock, a corresponding number of shares of Class B common stock held by such Continuing Member will be cancelled.

At the Closing, following the cancellation of 1,750,000 shares of Boxwood Sponsor LLC’s (the “Sponsor”) Class F common stock contemplated by the Purchase Agreement, and the conversion of each outstanding share of the Class F common stock to one share of Class A common stock, the Sponsor owned an aggregate 1,975,000 shares of Class A common stock and 3,750,000 Private Placement Warrants (as defined below).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 250,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit and 3,500,000 warrants (the “Private Placement Warrants” and, collectively, with the Private Placement Units, the “Private Placement Securities”) at a price of $1.00 per Private Placement Warrants in a private placement to the Sponsor, generating gross proceeds of $6,000,000, which is described in Note 5.

Following the closing of the Initial Public Offering on November 20, 2018, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Securities was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account could be released to pay the Company’s franchise and income tax obligations.

Transaction costs amounted to $11,698,856, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $698,856 of other costs. As of December 31, 2019, $95,683 of cash was held outside of the Trust Account and is available for working capital purposes.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Marketable securities held in Trust Account

At December 31, 2019 and 2018, the assets held in the Trust Account were substantially held in money market funds. Through December 31, 2019, the Company withdrew $203,332 of interest earned on the Trust Account to pay franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at December 31, 2019 and 2018, which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 23,750,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

Reconciliation of Net Loss per Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Net (loss) income	$(347,357)	$287,660
Less: Income attributable to common stock subject to possible redemption	(2,943,051)	(347,852)
Adjusted net loss	$(3,290,408)	$(60,192)

Weighted average shares outstanding, basic and diluted	6,348,851	6,240,480

Basic and diluted net loss per share	$(0.52)	$(0.01)

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, (i) the Sponsor has committed an aggregate of $1,000,000, to be provided to the Company in the event that funds held outside of the Trust Account are insufficient to fund expenses relating to investigating and selecting a target business and other working capital requirements prior to a Business Combination and (ii) the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $250,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of December 31, 2019 and 2018.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. At the completion of the Atlas Business Combination, the $7,000,000 deferred fee owed to the underwriters for their services was settled for cash in the amount of $6,000,000 (see Note 9).

Right of First Refusal

The Company granted an affiliate of the Sponsor and an underwriter of the Initial Public Offering, a right of first refusal for a period of 36 months from the date of the commencement of sales of the Initial Public Offering to act as one of potentially several banks which provide to the Company certain financial advisory, underwriting, capital raising, and other services for which it may receive a portion of the overall fees. The affiliate had not been retained as of the filing date of these consolidated financial statements, therefore no amounts are currently due. No funds will be paid out of the Trust Fund to fund any such payments and it is not expected that any fees would be paid prior to the completion of a Business Combination.

At the closing of the Business Combination, the Company paid an affiliate of Macquarie Capital (USA) Inc. a $4 million fee, comprised of $2 million in cash and 200,000 shares of Class A common stock for its services as a financial advisor.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 1,651,744 and 1,323,423 shares of common stock issued and outstanding, excluding 18,598,256 and 18,926,577 shares of Class A common stock subject to possible redemption, respectively.

Class F Common Stock — The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. Holders of the Class F common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 5,000,000 and 5,750,000 Founder Shares issued and outstanding.

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

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities at December 31, 2019 and 2018.

The income tax provision (benefit) consists of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal
Current	$688,516	$77,020
Deferred	—	—

State
Current	—	857
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$688,516	$77,877

As of December 31, 2019 and 2018, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and 2018 is as follows:

	December 31,	December 31,
	2019	2018

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.2%
True-ups	(0.1)%	0.0%
Meals and entertainment	0.1%	0.1%
Business combination expenses	180.8%	0.0%
Income tax provision	201.8%	21.3%

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2019	2018
Assets:
Marketable securities held in Trust Account	1	$204,322,796	$200,471,972

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Atlas Business Combination

On February 14, 2020, the Company consummated the acquisition of Atlas Intermediate, pursuant to the Purchase Agreement. Following the Closing, the combined company is organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which the Company’s only direct assets will consist of common units of Holdings Units. The Company is the sole manager of Holdings in accordance with the terms of the Holdings LLC Agreement entered into in connection with the consummation of the Atlas Business Combination.

In connection with the consummation of the Atlas Business Combination, the Company changed its name from “Boxwood Merger Corp.” to “Atlas Technical Consultants, Inc.”

GSO Subscription Agreement

On February 14, 2020, in connection with the Closing, Holdings and GSO COF III AIV-2 LP (“GSO COF”) entered into a subscription agreement (the “Subscription Agreement”) pursuant to which, GSO AIV-2 purchased 145,000 units of a new class of Series A Senior Preferred Units of Holdings (the “Preferred Units”) at a price per Preferred Unit of $978.21 for an aggregate cash purchase price of $141,840,000, which represents a 2.12% original issue discount on the Preferred Units (such purchase, the “GSO Placement”).

Support Letter

On February 14, 2020, in connection with the Closing, Boxwood entered into a support agreement (the “Support Agreement”) with GSO Entity, pursuant to which, instead of purchasing shares of Class A common stock directly from the Company, GSO Entity purchased 1,000,000 publicly-traded shares of Class A common stock that were withdrawn from redemption, at a price of $10.26 per share (the “Market Purchase”).  In connection with the Market Purchase, Boxwood agreed, among other things, (i) to sell to GSO Entity 1,000,000 shares of Class A common stock if the Market Purchase was not consummated in satisfaction of GSO Entity’s obligations under the Commitment Letter (ii) to increase the original issue discount on the Preferred Units from 2% to 2.12% and (iii) to provide certain indemnification rights in connection with the Market Purchase.

Credit Agreement

In connection with Atlas Business Combination, Buyer, as the initial borrower, entered into a senior credit facility (the “Credit Facility”) consisting of (i) a $281.0 million senior secured Term Loan and (ii) a $40.0 million senior secured Revolver pursuant to that certain Credit Agreement dated February 14, 2020, by and among Holdings, Buyer, and pursuant to the Atlas Business Combination, Atlas Intermediate, which will become the new borrower by operation of law and as further provided in Section 9.19 of such Credit Agreement, the lenders party thereto, the issuing banks party thereto and Macquarie Capital Funding LLC, as administrative agent and swing line lender (the “Credit Agreement”).

Continuing Members Registration Rights Agreement

On February 14, 2020, in connection with the Closing, the Company entered into a registration rights agreement (the “Continuing Members RRA”) with the Seller and its limited partners (the “Continuing Members”). Under the Continuing Members RRA, the Company will have certain obligations to register for resale under the Securities Act all or any portion of the shares of the Class A common stock that the Continuing Members hold as of the date of the Continuing Members RRA and that they may acquire thereafter, including upon the exchange or redemption of any other security therefor (collectively, the “Continuing Member Registrable Securities”).

The Company is required to, within 30 days of the Closing Date, file a registration statement registering the resale of the Continuing Member Registrable Securities. Additionally, Atlas Technical Consultants SPV, LLC and Arrow Environmental SPV LLC (together, “BCP”) may demand an unlimited number of underwritten offerings for all or part of the Continuing Member Registrable Securities held by BCP and the other Continuing Members under the Continuing Member RRA.

Holders of the Continuing Member Registrable Securities have certain “piggy-back” registration rights with respect to registration statements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

GSO Registration Rights Agreement

On February 14, 2020, in connection with the Closing, the Company entered into a registration rights agreement (the “GSO RRA”) with the GSO Entity and the other holders party thereto (together, “GSO”). Under the GSO RRA, the Company will have certain obligations to register for resale under the Securities Act all or any portion of the shares of the Class A common stock that the GSO holds as of the date of the GSO RRA and that they may acquire thereafter, including upon the exchange or redemption of any other security therefor (collectively, the “GSO Registrable Securities”).

The Company is required to, within 30 days of the Closing Date, file a registration statement registering the resale of the GSO Registrable Securities. Additionally, GSO may demand up to two underwritten offerings for all or part of the GSO Registrable Securities held by GSO under the GSO RRA.

Holders of the GSO Registrable Securities have certain “piggy-back” registration rights with respect to registration statements and rights to require the Company to register for resale the GSO Registrable Securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

As of the Closing Date and following the completion of the Atlas Business Combination, the Seller and the limited partners (the “Continuing Members”) owned an aggregate of 23,974,368 Holdings Units redeemable on a one-for-one basis for shares of Class A common stock. Upon the redemption by any Continuing Member of Holdings Units for shares of Class A common stock, a corresponding number of shares of Class B common stock held by such Continuing Member will be cancelled.

At the Closing, following the cancellation of 1,750,000 shares of the Sponsor’s Class F common stock contemplated by the Purchase Agreement, and the conversion of each outstanding share of the Class F common stock to one share of Class A common stock, the Sponsor owned an aggregate 1,975,000 shares of Class A common stock and 3,750,000 private placement warrants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Walter Powell
Name:	Walter Powell
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 16, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints L. Joe Boyer and Walter Powell, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ L. Joe Boyer	Chief Executive Officer (Principal Executive Officer)	March 16, 2020
L. Joe Boyer

/s/ Walter Powell	Chief Financial Officer (Principal Financial and Accounting	March 16, 2020
Walter Powell	Officer)

/s/ George P. Bevan	Director	March 16, 2020
George P. Bevan

/s/ R. Foster Duncan	Director	March 16, 2020
R. Foster Duncan

/s/ Brian Ferraioli	Director	March 16, 2020
Brian Ferraioli

/s/ Jeff Jenkins	Director	March 16, 2020
Jeff Jenkins

/s/ Stephen M. Kadenacy	Director	March 16, 2020
Stephen M. Kadenacy

/s/ Leonard K. Lemoine	Director	March 16, 2020
Leonard K. Lemoine

/s/ Joseph E. Reece	Director	March 16, 2020
Joseph E. Reece

/s/ Daniel G. Weiss	Director	March 16, 2020
Daniel G. Weiss