Form 10-Q
period 2020-03-31
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2020-05-11
CIK 1751143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38745

ATLAS TECHNICAL CONSULTANTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0808563
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

13215 Bee Cave Parkway, Building B, Suite 230, Austin, TX	78738
(Address of principal executive offices)	(Zip Code)

(512) 851-1501
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	ATCX	Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock	ATCXW	Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2020, 29,741,710 shares of the registrant’s Class A common stock, par value $0.0001 per share, were issued and outstanding.

ATLAS TECHNICAL CONSULTANTS, INC.
Form 10-Q
For the Quarter Ended March 31, 2020

i

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Quarterly Report of Atlas Technical Consultants, Inc. (the “Company”) on Form 10-Q that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this prospectus are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	the effect, impact, potential duration or other implications of the COVID-19 pandemic and any expectations we may have with respect thereto;

●	the adequacy of our efforts to mitigate cyber security risks and threats, especially with employees working remotely due to the COVID-19 pandemic;

●	the ability to obtain and/or maintain the listing of our Class A common stock on NASDAQ following the Atlas Business Combination;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business, as a result of which they would then receive expense reimbursements;

●	our public securities’ potential liquidity and trading;

●	changes adversely affecting the business in which we are engaged;

●	the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional national downturns;

●	fluctuations in our revenue and operating results;

●	unfavorable conditions or further disruptions in the capital and credit markets;

●	our ability to generate cash, service indebtedness and incur additional indebtedness;

●	competition from existing and new competitors;

●	our ability to integrate any businesses we acquire;

●	our ability to recruit and retain experienced personnel;

●	risks related to legal proceedings or claims, including liability claims;

●	our dependence on third-party contractors to provide various services;

●	our ability to obtain additional capital on commercially reasonable terms;

●	safety and environmental requirements that may subject us to unanticipated liabilities; and

●	general economic conditions.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and equivalents	$18,924	$20,185
Accounts receivable, net	88,947	90,775
Unbilled receivables, net	47,150	40,513
Prepaid expenses	4,477	5,266
Other current assets	529	812

Total current assets	160,027	157,551

Property and equipment, net	15,946	14,824
Intangible assets, net	92,248	92,389
Goodwill	92,006	85,125
Other long-term assets	2,925	2,884

TOTAL ASSETS	$363,152	$352,773

LIABILITIES, REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL
Current liabilities:
Trade accounts payable	$27,584	$30,754
Accrued liabilities	9,749	10,085
Current maturities of long-term debt	14,050	10,875
Other current liabilities	9,820	13,712

Total current liabilities	61,203	65,426

Long-term debt, net of current maturities and loan costs	276,313	158,557
Other long-term liabilities	7,849	1,347

Total liabilities	345,365	225,330

COMMITMENTS AND CONTINGENCIES (NOTE 14)

Redeemable preferred stock	143,172	-

Members’ Capital	-	127,443
Class A common stock, $.0001 par value, 400,000,000 shares authorized, 5,767,342 shares issued and outstanding at March 31, 2020	1	-
Class B common stock, $.0001 par value, 23,974,368 shares authorized, 23,974,368 shares issued and outstanding at March 31, 2020	2	-
Additional paid in capital	(23,632)	-
Non-controlling interest	(100,250)	-
Retained earnings/(deficit)	(1,506)	-
Total shareholders’ equity/members’ capital	(125,385)	127,443

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK. SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL	$363,152	$352,773

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

	For the quarters ended March 31,
	2020	2019
	(in thousands, except per share data)

Revenues	$109,302	$105,611

Cost of revenues	(58,898)	(57,172)
Operating expenses	(68,365)	(44,869)

Operating (loss) income	(17,961)	3,570

Interest expense	(5,640)	(2,385)
Other income (expense)	32	(296)

(Loss) income before income taxes	(23,569)	889
Income tax expense	-	(5)

Net (loss) income from continuing operations	(23,569)	884

Loss from discontinued operations	-	(149)

Net (loss) income	(23,569)	735

Provision for non-controlling interest	3,260	-

Redeemable preferred stock dividends	(2,244)	-

Net (loss) income attributable to Class A common stock shareholders/members	$(22,553)	$735

(Loss) Per Class A Common Share	$(0.26)	N/A

Weighted average of shares outstanding:

Class A common shares (basic and diluted)	5,767,342	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CASH FLOWS

	For the quarter ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(23,569)	$735
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,002	5,169
Equity-based compensation expense	9,845	56
Loss (gain) on sale of property and equipment	11	(36)
Write-off of deferred financing costs related to debt extinguishment	1,712	40
Amortization of deferred financing costs	249	58
Provision for bad debts	92	96
Changes in assets & liabilities:
Decrease in accounts receivable and unbilled receivable	193	7,807
Decrease in prepaid expenses	789	1,071
Decrease in other current assets	283	83
(Decrease) in trade accounts payable	(3,948)	(4,875)
(Decrease) in accrued liabilities	(1,248)	(1,180)
(Decrease) in other current and long-term liabilities	(1,956)	(7,682)
(Increase) in other long-term assets	(27)	(754)

Net cash (used) provided by operating activities	(12,572)	588

Cash flows from investing activities:
Purchases of property and equipment	(1,080)	(1,585)
Proceeds from disposal of property and equipment	-	188
Purchase of business, net of cash acquired	(10,500)	-

Net cash (used in) investing activities	(11,580)	(1,397)

Cash flows from financing activities:
Proceeds from issuance of debt	302,000	187,634
Payment of loan acquisition costs	(11,886)	(1,274)
Repayments of debt	(171,144)	(127,399)
Proceeds from issuance of redeemable preferred stock	141,840	-
Issuance of common stock	10,229	-
Member distributions	(21,830)	-
Payment to shareholders associated with Atlas Business Combination	(226,318)	-
Payment of contingent earn-out	-	(2,500)
Net cash provided by financing activities	22,891	56,461

Net change in cash and equivalents	(1,261)	55,652

Cash and equivalents - beginning of period	20,185	6,509

Cash and equivalents - end of period	$18,924	$62,161

Supplemental information:
Cash paid during the period for:
Interest	$3,508	$730
Taxes	-	5

Capital assets financed	157	-
Contingent consideration share settled	1,060	-
Dividends on preferred shares accrued and note paid	912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL

	(in thousand)
	Class A Common Stock		Class B Common Stock		Additional Paid in	Members’	Non- Controlling	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Interests	Earnings	Equity
Balance at December 31, 2018						171,794			171,794
Member distributions						-			-
Equity based compensation						56			56
Net income						735			735
Balance at March 31, 2019		-		-	-	172,585	-	-	172,585

Balance at December 31, 2019						127,443			127,443
Member distributions						(21,830)			(21,830)
Equity based compensation						9,845			9,845
Net income prior to Atlas Business Combination						(21,047)			(21,047)
Recapitalization in connection with Atlas Business Combination	5,767	1	23,974	2	(23,632)	(94,411)	(96,990)		(215,030)
Net (loss) post Atlas Business Combination							(1,451)	(1,071)	(2,522)
Dividends on redeemable preferred stock							(1,809)	(435)	(2,244)
Balance at March 31, 2020	5,767	1	23,974	2	(23,632)	-	(100,250)	(1,506)	(125,385)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Atlas Technical Consultants, Inc. (the “Company”, “We”, or “Atlas” and formerly named Boxwood Merger Corp. (“Boxwood”)) was a blank check company, incorporated in Delaware on June 28, 2017. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, or other similar business transaction, one or more operating businesses or assets.

On February 14, 2020 (the “Closing Date”), the Company consummated its acquisition of Atlas Intermediate Holdings LLC, a Delaware limited liability company (“Atlas Intermediate”), pursuant to the Unit Purchase Agreement, dated as of August 12, 2019, as amended on January 22, 2020 (the “Purchase Agreement”), by and among the Company, Atlas TC Holdings LLC, a wholly-owned subsidiary of the Company and a Delaware limited liability company (“Holdings”), Atlas TC Buyer LLC, a wholly-owned subsidiary of Holdings and a Delaware limited liability company (the “Buyer”), Atlas Intermediate and Atlas Technical Consultants Holdings LP, a Delaware limited partnership (the “Seller”). The acquisition of Atlas Intermediate pursuant to the Purchase Agreement together with the other transactions contemplated by the Purchase Agreement is referred to herein as the “Atlas Business Combination.”

Following the consummation of the Atlas Business Combination, the combined company is organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which the Company’s only direct assets will consist of common units of Holdings (“Holdings Units”). The Company is the sole manager of Holdings in accordance with the terms of the amended and restated limited liability company agreement of Holdings (the “Holdings LLC Agreement”) entered into in connection with the consummation of the Atlas Business Combination.

The Company has more than 140 offices in 40 states and employs more than 3,200 employees and is headquartered in Austin, Texas.

The Company provides public and private sector clients with comprehensive support in managing large-scale infrastructure improvement programs including engineering, design, program development/management, compliance services acquisition and project control services, as well as construction engineering & inspection and materials testing.

Services are provided throughout the United States and its territories to a broad base of clients with no single client representing 10% or more of our revenues for either the quarter ended March 31, 2019 or 2018. Services are rendered primarily on a time and materials and cost-plus basis with approximately 95% of our contracts on that basis and the remainder represented by firm fixed price contracts.

Basis of Presentation

The acquisition of Atlas Intermediate has been accounted for as a reverse recapitalization. Under this method of accounting, Atlas is treated as the acquired company and Atlas Intermediate is treated as the acquirer for financial reporting purposes. Therefore, the consolidated financial results include information regarding Atlas Intermediate as the Company’s predecessor entity. Thus, the financial statements included in this report reflect (i) the historical operating results of Atlas Intermediate prior to the Atlas Business Combination; (ii) the combined results of the Company and Atlas Intermediate following the Atlas Business Combination; (iii) the assets, liabilities and members’ capital of Atlas Intermediate at their historical costs; and (iv) the Company’s equity and earnings per share presented for the period from the Closing Date.

The accompanying interim statements of the Company have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K that the Company filed with the SEC on March 16, 2020 and Form 8-K/A filed with the SEC on March 16, 2020.

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

Fiscal Year

The Company’s subsidiaries report the results of operations based on 52 or 53-week periods ending on the Friday nearest December 31 while Atlas reports on a calendar year end. For clarity of presentation, all periods are presented as if the year ended on December 31. During each quarter, our subsidiaries will close on the Friday closest to March 31, June 30, and September 30 and Atlas will close on the actual calendar day. The impact of the difference between these dates was insignificant. The Company has appropriately eliminated all transactions between itself and its subsidiaries when presenting its balance sheet.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable and Accrued Billings

The Company records its trade accounts receivable and unbilled receivables at their face amounts less allowances. On a periodic basis, the Company monitors the trade accounts receivable and unbilled receivables from its customers for any collectability issues. The allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. As of March 31, 2020 and December 31, 2019, the allowance for trade accounts receivable was $2.0 million and $2.1 million, respectively, while the allowance for unbilled receivables was $0.7 million and $0.6 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

Property and Equipment

Purchases of new assets and costs of improvement to extend the useful life of existing assets are capitalized. Routine maintenance and repairs are charged to expenses as incurred. When an asset is sold or retired, the costs and related accumulated depreciation are eliminated from the accounts, and the resulting gains or losses on disposal are recognized in the accompanying combined statement of operations. The Company depreciates its assets on a straight-line basis over the assets’ useful lives, which range from 3 to 10 years.

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. There were no impairment charges for the quarters ended March 31, 2020 and 2019.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through multiple valuation techniques, and weight the results accordingly. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the quarters ended March 31, 2020 and 2019.

Revenue Recognition

During the fourth quarter of 2019, we adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2019. We utilize the portfolio method practical expedient, which allows companies to account for multiple contracts as a portfolio, instead of accounting for them on a contract by contract basis (commonly known as the contract method). For our time and materials contracts, we apply the as-invoiced practical expedient, which permits us to recognize revenue as the right to invoice for services performed. The new standard did not materially affect our consolidated net income, financial position, or cash flows.

Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the “ceiling”). Due to the potential limitation of the contract’s ceiling, the economic factors of the contracts subject to a ceiling differ from the economic factors of basic T&M and cost plus contracts.

The majority of the Company’s contracts are for projects where it bills the client monthly at hourly billing or unit rates. The billing rates are determined by contract terms. Under cost plus contracts, the Company charges its clients for contract related costs at cost, an agreed upon overhead rate plus a fixed fee or rate.

Under time and materials contracts with a ceiling, the Company charges the clients for time and materials based upon the work performed however there is a ceiling or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the original or amended ceiling. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the customer. When the Company is reaching the ceiling, the contract will be renegotiated, or we cease work when the maximum contract value is reached. The Company will continue to work if it is probable that the contract will be extended. The Company is only entitled to consideration for the work it has performed, and the ceiling amount is not a guaranteed contract value.

The Company earned approximately 95% of its revenues under T&M contracts during the quarters ended March 31, 2020 and 2019.

Fixed Price Contracts

Under fixed price contracts, the Company’s clients pay an agreed amount negotiated in advance for a specified scope of work. The Company is guaranteed to receive the consideration to the extent that the Company delivers under the contract. The Company recognizes revenue over a period of time on fixed price contracts using the input method based upon direct costs incurred to date, which are compared to total projected direct costs. Costs are the most relevant measure to determine the transfer of the service to the customer. The Company assess contracts quarterly and may recognize any expected future loss before actually incurring the loss. When the Company is expecting to reach the total consideration under the contract, the Company will begin to negotiate a change order.

Change Orders and Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either the Company or its client may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable. Change orders may take time to be formally documented and terms of such change orders are agreed with the client before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the client. If the Company is having difficulties in renegotiating the change order, the Company will stop work if possible, record all costs incurred to date, and determine, on a project by project basis, the appropriate final revenue recognition.

Claims are amounts in excess of the agreed contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Costs related to change orders and claims are recognized when they are incurred. The Company evaluates claims on an individual basis and recognizes revenue it believes is probable to collect.

Performance Obligations

The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and therefore, is not distinct. However, in some instances, we may also promise to provide distinct goods or services within a contract, resulting in multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. Typically, we sell a customer a specific service and use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

The Company’s performance obligations are satisfied as work progresses or at a point in time. Revenue on our cost-reimbursable contracts is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer. Contract costs include labor, subcontractors’ costs and other direct costs.

Gross revenue from services transferred to customers at a point in time is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

As of March 31, 2020 and December 31, 2019, we had $607 and $601 million of remaining performance obligations, or backlog, respectively of which $364 million and $361 million, respectively or 60% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in backlog. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). Billed and unbilled receivables are reflected on the face of the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date and is reported within “other current liabilities” on the Consolidated Balance Sheet. This liability was $311 thousand and $343 thousand as of March 31, 2020 and December 31, 2019, respectively. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $32 thousand and $32 thousand for the quarters ended March 31, 2020 and 2019, respectively.

U.S. Federal Acquisition Regulations

The Company has contracts with the U.S. federal, state and local governments that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations (“FAR”). These regulations are generally applicable to all of its contracts that are directly funded or partially funded by pass through funds from the U.S. federal government. These provisions limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of the Company’s government contracts are subject to termination at the convenience of the government. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During the course of its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at March 31, 2020 and December 31, 2019 was $813 thousand.

Disaggregation of Revenues

As described further in Note 2 – Summary of Significant Accounting Policies, the Company has one operating segment, Engineering, Testing, Inspection and Other Consultative Services, which reflects how the Company is being managed. The Company provides public and private sector clients with comprehensive support in managing large-scale infrastructure improvement programs including engineering, design, program development/management, compliance services acquisition and project control services, as well as construction engineering & inspection and materials testing. Public sector clients approximate one-third of the Company’s revenues in each reporting period presented.

All services performed by the Company are rendered in the United States and its territories via two contract types, time and materials or fixed price contracts. The Company derives 95% of its revenues from T&M contracts.

Cash Flows

The Company has presented its cash flows using the indirect method and considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance limit.

Comprehensive Income

There are no other components of comprehensive income other than net income and the provision for non-controlling interest associated with Holding Units.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. These risks primarily relate to the concentration of customers who are large, governmental customers and regional governmental customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements (“ASC 820”), establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy under ASC 820 are described as follows:

Level 1 — Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that management has the ability to access.

Level 2 — Inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

Level 3 — Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company has various financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities, and long-term debt. The carrying value of the Company’s cash and cash equivalents, accounts receivable, and payable and accrued liabilities approximate their fair value due to their short-term nature. The Company believes that the aggregate fair values of its long-term debt approximates their carrying amounts as the interest rates on the debt are either reset on a frequent basis or reflect current market rates.

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase price to identifiable intangible assets is based on valuations performed to determine the fair values of such assets as of the acquisition dates. Generally, the Company engages a third-party independent valuation specialist to assist in management’s determination of fair values of tangible and intangible assets acquired and liabilities assumed. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the Consolidated Balance Sheet. Changes in the estimated fair value of contingent earnout payments are included in operating expenses in the accompanying combined statements of operations.

Several factors are considered when determining contingent consideration liabilities as part of the purchase price, including whether (i) the valuation of the acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (ii) the former owners of the acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of other key employees. The contingent earn-out payments are not affected by employment termination.

The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings.

The following table summarizes the changes in the fair value of estimated contingent consideration:

Contingent consideration, as of December 31, 2019	$1,060
Additions for acquisitions	5,625
Reduction of liability for payment made	(1,060)
Decrease of liability related to re-measurement of fair value
Total contingent consideration, as of March 31, 2020	5,625
Current portion of contingent consideration	-
Contingent consideration, less current portion	$5,625

Equity-Based Compensation

The Company recognizes the cost of services received in an equity-based payment transaction with an employee as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that the Company is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation cost for an award classified as an equity instrument is recognized ratably over the requisite service period, including an estimate of forfeitures. The requisite service period is the period during which an employee is required to provide service in exchange for an award.

Equity compensation was $9,845 thousand and $56 thousand for the quarters ended March 31, 2020 and 2019, respectively. Consistent with the change in control provisions within the agreements, the Company fully expensed the remaining unamortized value of the stock awards that vested upon the completion of the Atlas Business Combination.

Income Taxes

Following the consummation of the Atlas Business Combination, the Company is organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which the Company’s only direct assets will consist of common units of Holdings Units. The Company is the sole manager of Holdings in accordance with the terms of the Holdings LLC Agreement entered into in connection with the consummation of the Atlas Business Combination.

Previously, Atlas Intermediate was treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the partners and members. As such, no recognition of federal or state income taxes for the Company or its subsidiaries have been provided for in the accompanying consolidated financial statements except as disclosed below.

The State of Texas imposes a margin tax, with an effective rate of 0.7%, based on the prior year’s Texas-sourced gross receipts. This tax is treated as an income tax and accrued in the accounting period in which the taxable gross receipts are recognized. The State of Texas margin tax was insignificant in the quarters ended March 31, 2020 and 2019.

In addition, there are two C-Corporations (“C-Corp”) subsidiaries for which we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The results of operations prior to the Atlas Business Combination were treated consistently in this manner.

Subsequent to the Atlas Business Combination, the Up-C structure allowed the holders of our Class B common stock, par value $0.0001 per share (the “Class B common stock”) to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass through” entity, for U.S. federal income (and certain state and local) tax purposes following the business combination. One of these benefits is that, for U.S. federal income (and certain state and local) purposes, future taxable income of Atlas that is allocated to the Seller and its limited partners will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level.

Income tax relating to the C-Corps is not considered in the provision for non-controlling interest calculation as it is solely the responsibility of the holders of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). The Texas margin tax is considered within the provision of non-controlling interest as it generated through the results of Atlas Intermediate and its subsidiaries.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Deferred taxes consisted of the following:

	March 31, 2020	December 31, 2019

	(in millions)
Asset:
Current	$0.7	$-
Noncurrent	13.0	-
Deferred tax asset, gross	13.7	-
Valuation allowance	(13.7)	-
Deferred tax asset, net	$-	$-

Liability:
Current	$-	$-
Noncurrent	0.6	0.6
Deferred tax liability, gross	0.6	0.6
Valuation allowance	-	-
Deferred tax liability, net	$0.6	$0.6

There are no net operating loss carryforwards. The Company records its deferred tax liabilities in other long-term liabilities within its Consolidated Balance Sheet.

Income tax expense was $0.0 million and $0.0 million for the quarters ended March 31, 2020 and 2019, respectively.  Income tax expense for the quarter ended March 31, 2019 and the period beginning January 1, 2020 through the Closing Date differs from the 21% statutory federal tax rate and various state tax rates applied to the Company’s pre-tax income due to only certain C-Corp subsidiaries being subject to recognition of federal or state income taxes in the Company’s Consolidated Statement of Operations.

The rate reconciliation for the period from the Atlas Business Combination through March 31, 2020 is as follows:

Pre-tax loss	$2,522
Statutory tax rate	26%
Tax benefit	656
Deferred tax asset valuation reserve	(656)
Income tax expense, net	$-

 Redeemable Preferred Stock

On February 14, 2020, in connection with the consummation of the Atlas Business Combination, Holdings and GSO COF III AIX-2 LP (“GSO AIV-2”) entered into a subscription agreement, dated February 14, 2020 (the “Subscription Agreement”) pursuant to which, GSO AIV-2 purchased 145,000 units of a new class of Series A Senior Preferred Units of Holdings (the “Preferred Units”) at a price per Preferred Unit of $978.21 for an aggregate cash purchase price of $141,840,450, which represents a 2.179% original issue discount on the Preferred Units (such purchase, the “GSO Placement”).

The GSO Placement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder.

The Preferred Units rank senior in priority to all other existing and future equity securities of Holdings with respect to liquidation preference and distribution rights.

The Preferred Units have a liquidation preference of $1,000 per Preferred Unit (the “Liquidation Preference”).

Subject to any limitations set forth in the Atlas Credit Agreement (as defined in Note 7), the Preferred Units pay a dividend of 5% per annum, plus either an additional 6.25% per annum in cash or 7.25% per annum in additional Preferred Units, at Holdings’ option, payable quarterly in arrears.

If a cash dividend is not able to be made because of a limitation under the Atlas Credit Agreement, then the Liquidation Preference with respect to any Unit shall increase to 3.5625% in any quarter until a cash dividend can be made.

The Preferred Units do not possess voting rights and are not convertible into any other security of Holdings.

Holdings may redeem the Preferred Units beginning on the second anniversary of the Closing Date at a price of 103% of the Liquidation Preference (the “Redemption Premium”), and on the third anniversary of their issuance at the Liquidation Preference, in each case plus accrued and unpaid dividends. The Preferred Units may only be redeemed by Holdings within the first two years of the Closing Date upon a change of control as described below, in which case such Preferred Units will be redeemed at a customary make-whole amount as if the Preferred Units were redeemed on the second anniversary.

Subject to the terms of Holdings’ and its subsidiaries’ senior credit agreements, Holdings will be required to redeem the Preferred Units at the Redemption Premium, plus accrued and unpaid dividends, in the event of (i) a change of control, (ii) sales or other dispositions of all or substantially all of Holdings’ assets and (iii) the insolvency or bankruptcy of Holdings or any of its material subsidiaries.

Finally, holders of the Preferred Units may require Holdings to redeem their Preferred Units at the Liquidation Preference, plus accrued and unpaid dividends, beginning on the eighth anniversary of the Closing Date, subject to certain customary limitations.

Redeemable preferred stock, as of December 31, 2019	$-
Additions	141,840
Accrued paid in kind dividends	1,321
Accretion of discount	11
Redeemable preferred stock, as of March 31, 2020	$143,172

Segment

The Company has one operating and reporting segment, Engineering, Testing, Inspection and Other Consultative Services. This financial information is reviewed regularly by our chief operating decision maker to assess performance and make decisions regarding the allocation of resources and is equivalent to our consolidated information. Our chief operating decision maker does not review below the consolidated level. Our chief operating decision maker is our Chief Executive Officer.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the requirements of ASU 2016-02 and its impact on the consolidated and combined financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) - Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments.  The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  This ASU will be effective for the Company commencing after December 15, 2022. The Company is in the process of assessing the impact of this ASU on our consolidated financial statements and disclosures.

NOTE 3 – ATLAS BUSINESS COMBINATION

On the Closing Date, the Company completed the acquisition of Atlas Intermediate and its subsidiaries and in return the Atlas Intermediate members: (i) received 24.0 million shares of Class B common stock in the Company, (ii) repaid the $171.5 million of outstanding debt and interest accrued and due lender, (iii) payment of $10.9 million of seller incurred acquisition-related costs, (iv) settlement $1.1 million of contingent consideration associated with the SCST, Inc. acquisition and (v) paid $2.2 million of change in control payments due certain executives. This was paid for with: (i) $20.7 million of cash raised from SPAC shareholders and the private placement discussed herein, (ii) the issuance of redeemable preferred stock in the amount of $141.8 million and (iii) the issuance of new debt in the amount of $271.0 million discussed in Note 7.

The shares of non-economic Class B common stock of the Company, which entitles each holder to one vote per share, are redeemable on a one-for-one basis for shares of Class A common stock at the option of the Unit Holders (formerly members) as their lock-up period expire. Upon the redemption by any Class B common stock shares for Class A common stock, a corresponding number of shares of Class B common stock will be cancelled.

In connection with the Company’s entry into the Atlas Business Combination, the Company agreed to issue and sell in a private placement an aggregate of 1,000,0000 shares of Class A common stock for a purchase price of $10.23 per share, and aggregate consideration of $10.2 million (the “Private Placement”). The Private Placement was consummated concurrently with the Closing Date and the proceeds of the Private Placement were used to fund a portion of the consideration paid to the Atlas Intermediate members.

Because the holders of our Class B common stock have effective control of the combined company after the Closing Date through its majority voting interests in both the Company and, accordingly, Atlas Intermediate, the Atlas Business Combination was accounted for as a reverse recapitalization. Although the Company was the legal acquirer, Atlas Intermediate was the accounting acquirer. As a result, the reports filed by the Company subsequent to the Atlas Business Combination are prepared “as if” Atlas Intermediate is the predecessor and legal successor to the Company. The historical operations of Atlas Intermediate are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Atlas Intermediate prior to the Atlas Business Combination; (ii) the combined results of the Company and Atlas Intermediate following the Atlas Business Combination; (iii) the assets, liabilities and members’ capital of Atlas Intermediate at their historical cost; and (iv) the Company’s equity and earnings per share for the period from the Closing Date.

NOTE 4 – BUSINESS ACQUISITIONS

In February 2020, the Company acquired Long Engineering (“LONG”), a land surveying and engineering company headquartered in Atlanta, Georgia. The aggregate purchase price consideration paid in connection with the acquisition was $10.5 million in cash, subject to customary closing working capital adjustments plus an earnout of up to $12 million upon the achievement of certain financial targets to be paid upon the first, second and third anniversaries of the closing.

The Company did not acquire any entities during 2019.

Acquisition costs of approximately $0.3 million have been expensed in 2020 in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition:

Cash	$-
Accounts receivable	5,094
Property and equipment	1,423
Other long-term assets	14
Intangible assets	3,491
Liabilities	(778)

Net assets acquired	$9,244

Consideration paid (cash and rollover equity)	$10,500
Contingent earnout liability at fair value (cash)	5,625

Total consideration	16,125

Excess consideration over the preliminary amounts assigned to the net assets acquired (goodwill)	$6,881

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company depreciates its assets on a straight-line basis over the assets’ useful lives, which range from 3 to 10 years. Property and equipment consist of the following:

	March 31,	December 31,	Average
	2020	2019	life

Furniture and fixtures	$3,000	$2,793	3-5 years
Equipment and vehicles	31,668	29,504	3-10 years
Computers	18,902	15,122	3 years
Leasehold improvements	5,047	4,936	3-5 years
Construction in Progress	79	2,503
Less: Accumulated depreciation and amortization	(42,750)	(40,034)

	$15,946	$14,824

Property and equipment under capital leases:

	March 31,	December 31,
	2020	2019

Computer equipment	$1,450	$1,241
Less accumulated depreciation	(664)	(557)
	$786	$684

Capital leases for computer equipment have an average lease term of five years with minimum lease payments as follows:

2020 (nine months remaining)	$329
2021	335
2022	334
2023	250
2024	73
Thereafter	-
$1,321

Depreciation expense was approximately $1.4 million and $1.3 million for the quarters ended March 31, 2020 and 2019, respectively.

NOTE 6 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows:

Balance as of December 31, 2019	$85,125
Acquisitions	6,881
Disposals	-
Measurement period adjustments	-
Balance as of March 31, 2020	$92,006

The Company did not recognize any impairments of goodwill in the quarters ended March 31, 2020 or 2019.

Intangible assets as of March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020			December 31, 2019
							Remaining
	Gross	Accumulated	Net book	Gross	Accumulated	Net book	useful life
	amount	amortization	value	amount	amortization	value	(in years)
Definite life intangible assets:
Customer relationships	$109,130	(26,300)	$82,830	$106,620	(23,759)	$82,861	19.0
Tradenames	19,601	(10,326)	9,275	18,620	(9,282)	9,338	10.0
Non-competes	600	(457)	143	600	(410)	190	2.7

Total intangibles	$129,331	$(37,083)	$92,248	$125,840	$(33,451)	$92,389

Amortization expense for the quarters ended March 31, 2020 and 2019 was $3.6 million and $3.9 million, respectively. Amortization of intangible assets for the next five years and thereafter is expected to be as follows:

2020 (nine months remaining)	$10,831
2021	11,860
2022	11,267
2023	10,978
2024	10,924
Thereafter	36,388
$92,248

NOTE 7 – LONG-TERM DEBT

In October 2017, concurrent with the closing of the acquisition of Moreland Altobelli Associates, LLC (“Moreland”), Atlas Intermediate obtained a bridge loan from Regions Bank in the amount of $42.0 million. In November 2017, concurrent with the closing of the Consolidated Engineering Laboratories (“ETS”) acquisition, Atlas Intermediate entered into a credit agreement with a group led by Regions Bank providing a term loan of $95.0 million and a revolving credit facility of $30.0 million secured by the assets owned by Atlas Intermediate. Proceeds from the credit agreement were used to fund the acquisition of ETS, repayment of the bridge loan, and for a redemption of $15.2 million of initial equity contributions made by the initial members once overall leverage amounts were determined. The credit agreement is scheduled to mature in November 2022 with quarterly principal payments required beginning December 2017. Interest is compounded based on the variable rate in effect.

ATC Group Partners (“ATC”) had a business loan agreement (the “Loan Agreement”) maturing on January 29, 2020. The Loan Agreement included a revolving credit facility that shall not exceed $45 million. Security for the loan was provided by a first-priority interest in substantially all of ATC’s assets and a promissory note. Borrowings under the Loan Agreement bear interest at the one-month London Interbank Offered Rate (LIBOR) plus a margin based on the total leverage ratio as defined in the Loan Agreement.

In March 2019, subsequent to the merger with ATC, the outstanding balance on the Loan Agreement was paid in full and terminated, and the existing Atlas credit facility was amended to provide a term loan of $145.0 million and a revolving credit facility of $50.0 million, in which $31.8 million was funded at closing (“Atlas Credit Facility”). Proceeds of the Atlas Credit Facility were used to repay existing debt of $123.9 million and fund a shareholder distribution of $52.8 million made in April 2019. The Atlas Credit Facility was secured by assets of Atlas Intermediate. The Atlas Credit Facility requires quarterly principal payments of $2.719 million through March 31, 2023, and then $3.625 million until the final maturity in March 2024, and bears interest at an annual rate of LIBOR plus a margin ranging from 275 to 425 basis points determined by the Company’s Consolidated Leverage Ratio, as defined. For the interest payment made in the in the quarter ended December 31, 2019, the applicable margin was 375 basis points and the total interest rate was 5.500%.

The Atlas Credit Facility was scheduled to mature in March 2024. However, in connection with the consummation of the Atlas Business Combination, the Atlas Credit Facility was repaid and a new credit arrangement (the “Atlas Credit Agreement”) was entered into with Macquarie Capital (the “Lender” or “Lead Arranger”). The Atlas Credit Agreement called for a term loan (the “Term Loan”) in the amount of $281.0 million and revolving letter of credit (the “Revolver”) in the amount of $40.0 million of which $21.0 million was drawn upon through March 31, 2020. The term loan proceeds were used to repay the existing Atlas Credit Facility in the amount of $171.0 million and partially fund the Atlas Business Combination and the LONG acquisition.

Under the terms of the Atlas Credit Agreement, the Term Loan and Revolver are set to expire on February 14, 2027 and February 14, 2025, respectively. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rates under the Atlas Credit Facility will be equal to either (i) Adjusted LIBOR as defined in the Credit Agreement, plus 4.75%, or (ii) an Alternate Base Rate as defined in the Credit Agreement, plus 3.75%.

The Atlas Credit Agreement is guaranteed by Holdings and secured by (i) a first priority pledge of the equity interests of subsidiaries of Holdings and Atlas Intermediate and (ii) a first priority lien on substantially all other assets of Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries.

On March 31, 2020, the terms of the Atlas Credit Agreement were modified to reduce the maturity of the Term Loan by one year to February 14, 2026 from February 14, 2027. The interest rate for the Term Loan was increased to (i) Adjusted LIBOR as defined in the Atlas Credit Agreement, plus 6.25%, or (ii) an Alternate Base Rate as defined in the Atlas Credit Agreement, plus 5.25%. The interest rate for the Revolver was increased to (i) Adjusted LIBOR as defined in the Atlas Credit Agreement, plus 5.0%, or (ii) an Alternate Base Rate as defined in the Credit Agreement, plus 4.0%. The modification also increased rate of amortization applicable to the Term Loan to 5.0% per annum (commencing on June 30, 2020).

The modifications to the Atlas Credit Agreement resulted from the exercise of the market-flex rights by the lead arranger in connection with the syndication process, which, in addition, required the payment of an upfront fee in an amount equal to 2% of the currently outstanding Term Loans, which was paid subsequent to the balance sheet date. The market-flex rights were included in the Atlas Credit Agreement and were exercised by the lead arranger upon completion of the time period allowed to complete a syndication process.

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of March 31, 2020 and December 31, 2019, respectively.

Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019

Atlas credit facility - term loan	$-	$136,844
Atlas credit agreement - term loan	281,000	-
Atlas credit facility - revolving loan		34,300
Atlas credit agreement - revolving	21,000	-

Subtotal	302,000	171,144

Less: Loan costs, net	(11,637)	(1,712)

Less current maturities of long-term debt	(14,050)	(10,875)

Long-term debt	$276,313	$158,557

Aggregate long-term principal payments subsequent to March 31, 2020, are as follows (amounts in thousands):

2020 (nine months remaining)	$10,538
2021	14,050
2022	14,050
2023	14,050
2024	14,050
Thereafter	235,262
$302,000

NOTE 8- SHAREHOLDERS’ EQUITY

Shares Outstanding

Prior to the Atlas Business Combination, the Company was a special purpose acquisition company with no operations, formed as a vehicle to affect a business combination with one or more operating businesses. After the consummation of the Atlas Business Combination, the Company became a holding company whose sole material operating asset consists of its interest in Atlas Intermediate.

The following table summarizes the changes in the outstanding stock and warrants from the Closing Date through March 31, 2020:

	Class A Common Stock	Class B Common Stock	Warrants	Private Placement Warrants
Beginning Balance, as of Closing Date	5,767,342	23,974,368	20,000,000	3,750,000
Issuances	-	-	-	-
Transfers to Class A from Class B	-	-	-	-
Shares Outstanding at March 31, 2020	5,767,342	23,974,368	20,000,000	3,750,000

Class A Common Stock – At March 31, 2020, there were 5,767,342 shares of Class A common stock issued and outstanding. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At March 31, 2020, there were 23,974,368 shares of Class B common stock issued and outstanding. Class B common stock was issued to the holders of Holding Units in Atlas Intermediate in connection with the Atlas Business Combination and are non-economic but entitle the holder to one vote per share. The Company is not authorized to issue any additional shares of Class B common stock with a par value of $0.0001 per share.

Public Warrants – In November 2018, the Company consummated its initial public offering of units, each consisting of one share of Class A common stock and one-half of one warrant (“Public Warrant”). At March 31, 2020, there were 20,000,000 Public Warrants outstanding. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Public Warrants will expire five years after the closing of the Atlas Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Private Placement Warrants – Upon closing of the Boxwood initial public offering, the Sponsor purchased an aggregate of 3,750,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50. The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis. At March 31, 2020, there were 3,750,000 Private Placement Warrants outstanding.

Private Placement

In connection with the Company’s entry into the Contribution Agreement, the Company agreed to issue and sell in a private placement an aggregate of 1,000,000 shares of Class A common stock for a purchase price of $10.23 per share, and aggregate consideration of $10.2 million (the “Private Placement”). The Private Placement was consummated concurrently with the Closing Date and the proceeds of the Private Placement were used to fund a portion of the cash consideration paid to the Unit Holders.

Non-controlling Interest

The Company ownership and voting structure is comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 19.4% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 80.6% of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

Due to the participation of the holders of our Class B common stock in the results of Atlas Intermediate and subsidiaries, a non-controlling interest was deemed to exist. Non-controlling ownership interests in Atlas Intermediate and its subsidiaries are presented in the Consolidated Balance Sheet within shareholders’ equity as a separate component. In addition, consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests.

NOTE 9 – LOSS PER SHARE

The Atlas Business Combination was structured as a reverse capitalization by which the Company issued stock for the net assets of Atlas Intermediate accompanied by a recapitalization. Earnings per share is calculated for the Company only for periods after the Atlas Business Combination due to the reverse recapitalization.

(Loss) per share was calculated as follows:

Closing Date Through March 31, 2020
Numerator:
Net (loss) post Atlas Business Combination	$(2,522)
Provision for non-controlling interest	3,260
Redeemable preferred stock dividends	(2,244)
Net (loss) attributable to Class A common shares - basic and diluted	$(1,506)

Denominator:
Weighted average shares outstanding - basic and diluted	5,767,342

Net (loss) per Class A common share, basic and diluted	$(0.26)

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods:

Closing Date Through March 31, 2020
Warrants	20,000,000
Private placement warrants	3,750,000
Total	23,750,000

The Class B common shares are excluded as these shareholders do not share in the income of Atlas Technical Consultants, Inc. and represent a non-controlling interest in the results of Atlas Intermediate and its subsidiaries.

NOTE 10 – EQUITY BASED COMPENSATION

In December 2017, Atlas Intermediate’s Parent granted service-based Class A units to certain members of Atlas’ management. As of December 31, 2017, 1,000 units were authorized and reserved for issuance with 504 granted in December 2017. The Class A units granted provide for service-based vesting annually over 4 years from the grant date.

In April 2019, Atlas Intermediate’s Parent granted service-based Class A units to certain members of Atlas’ management. As of January 1, 2019, 1,666 units were authorized and reserved for issuance with 973.65 units granted as of December 31, 2019. The Class A units granted provide for service-based vesting annually over 4 years from the grant date. The grant date fair value was determined using assumptions about the current waterfall expected payout.

In connection with the Atlas Business Combination, the outstanding shares were vested under the change of control provisions within the agreements. The shares are currently reflected as Class B Common Shares and may be converted to Class A Common Shares as the lock-up agreements expire.

The following summarizes the activity of Class A unit awards during the period ended December March 31, 2020:

	Number of unvested Class A units	Grant date fair value
Unvested Class A units as of December 31, 2019	1,226	$12,117
Granted	-	-
Vested and converted to Class B common stock	(1,226)	-
Forfeited	-	-
Unvested Class A units as of March 31, 2020	-	$12,117

Equity compensation was $9,845 thousand and $56 thousand for the quarters ended March 31, 2020 and 2019, respectively.

NOTE 11 – RELATED-PARTY TRANSACTIONS

During the quarters ended March 31, 2020 and 2019, the Company leased office space from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Statement of Operations in the amount of $160 thousand and $161 thousand for the quarters ended March 31, 2020 and 2010, respectively.

During the quarter’s ended March 31, 2020 and 2019, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $53 thousand and $33 thousand, respectively.

On February 3, 2020, the Company entered into a subscription agreement with SCST, Inc., a California corporation, pursuant to which it agreed to acquire 105,977 shares of Class A common stock (the “SCST Stock”), for an aggregate purchase price of $1.1 million, in a private placement not registered under the Securities Act, in reliance on the exemption from Registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The issuance of the SCST Stock was completed in connection with the Atlas Business Combination and served to settle the contingent consideration to them as of December 31, 2019.

On February 14, 2020, the Company entered into a non-interest bearing short-term loan with the former owners of Atlas Intermediate to purchase insurance contracts in the amount of $1.4 million. The loan has not been repaid as of the date of these financial statements and is accounted for in Accrued Liabilities within the Consolidated Balance Sheet.

NOTE 12 — EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board of Managers, make additional contributions to these plans. Total contributions related to these plans made by the Company in 2019 and 2018 were $1.3 and $0.9 million, respectively.

NOTE 13 – DISCONTINUED OPERATIONS

In June 2017, ATC decided that it would wind down the operations of its Power and Industrial (P&I) operation by the end of 2017 due to the loss of one of P&I’s major customers. On December 27, 2017, ATC entered into an asset purchase agreement with a third party, which was the final step in finalizing the terms of the shutdown of the P&I service line. ATC completed the sale during 2018 which resulted in an immaterial gain. No other operations were discontinued from January 1, 2019 through December 31, 2019.

The P&I service line’s activity in the combined balance sheet and combined statement of cash flows were not material. The loss from discontinued operations presented in the combined statement of operations for the quarter ended March 31, 2020 and 2019 consisted of the following:

	For the quarter ended March 31,
	2020	2019
Revenues	$-	$-
Cost of revenues	-	-
Operating expenses	-	(149)
Operating loss	-	(149)
Depreciation and amortization	-	-
Other Income/(Expense)	-	-
Loss from discontinued operations	$-	$(149)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is subject to certain claims and lawsuits typically filed against engineering companies, alleging primarily professional errors or omissions. The Company carries professional liability insurance, subject to certain deductibles and policy limits, against such claims. While management does not believe that the resolution of these claims will have a material adverse effect, individually or in aggregate, on its financial position, results of operations or cash flows, management acknowledges the uncertainty surrounding the ultimate resolution of these matters.

The Company leases office space, laboratory facilities, and automobiles under operating lease agreements and has options to renew most leases. These leases expire at varying dates through 2025. The Company also rents equipment on a job-by-job basis.

Future minimum payments under non-cancelable operating leases as of March 31, 2020 are as follows:

2020 (nine months remaining)	$8,709
2021	8,974
2022	6,478
2023	6,049
2024	3,031
Thereafter	3,860
$37,101

Rental expense associated with facility and equipment operating leases for the quarters ended March 31, 2020 and 2019 was $3.1 million and $2.7 million, respectively.

NOTE 15 – SUBSEQUENT EVENTS

In late 2019, a pneumonia like virus within the Wuhan Province of China was reported to the World Health Organization (“WHO”).   By January 30, 2020, the outbreak was declared a “public health emergency of international concern” by the WHO and on February 11, 2020, the WHO announced a name for this strain of coronavirus as COVID-19.  On March 11, 2020, the WHO characterized the spread of the virus as a pandemic.  A U.S. National Emergency was declared on March 13, 2020 and a task force was assembled to deal with the pandemic within  the U.S.

There have been three financial responses from the U.S. Government in addition to interest rate cuts by the U.S. Federal Reserve Board which were initially done to stabilize the U.S. stock markets.  They include: the Coronavirus Preparedness and Response Supplemental Appropriations Act of 2020, the Families First Coronavirus Response Act, and the Coronavirus Aid, Relief and Economic Security (CARES) Act of 2020.

The outbreak of communicable diseases, or the perception that such an outbreak could occur, could result in a widespread public health crisis that could adversely affect the U.S. economy and its financial markets, resulting in an economic downturn that could negatively impact the demand for our services. Furthermore, uncertainty regarding the impact of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in the markets in which we operate. The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition and results of operations.

Subsequent to the issuance of the date of the financial statements, we reduced our workforce through various actions.  As a safety focused organization, we have encouraged our employees to work from home wherever possible and to honor all shelter in place rules put forth by their State or local governments.

We continue to monitor the credit quality and access to capital for our non-governmental clients as this can be an indication of their ability to go forth with future projects and continue to pay for contracted services.  As an infrastructure company, the work we do is currently deemed essential by Federal, State and local governments but any change from that designation could have a negative result on our business as well as our peers.

We are in compliance with our debt covenants as of March 31, 2020 and our models indicate that we will continue to be for the foreseeable.

Item 2	Management’s Discussion and Analysis Of financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited financial statements and accompanying notes included herein. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors included in our Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements.

For purposes of this section, “we,” “us,” “our,” the “Company” and “Atlas” refers to Atlas Technical Consultants, Inc. (formerly Boxwood Merger Corp.) and its subsidiaries. The Atlas Business Combination (as defined below) was accounted for as a reverse recapitalization where the Company was the legal acquirer but treated as the accounting acquiree. All references to operations prior to the Atlas Business Combination reflect the results of Atlas Intermediate Holdings LLC, a Delaware limited liability company (“Atlas Intermediate”) and its subsidiaries. Since Atlas Intermediate was determined to be the accounting acquirer, the information included below will include the results of Atlas Intermediate and its subsidiaries through the Atlas Business Combination and will include the Company, including Atlas Intermediate, for transactions occurring after the Atlas Business Combination.

OVERVIEW

On February 14, 2020 (the “Closing Date”), the Company consummated its acquisition of Atlas Intermediate pursuant to the Unit Purchase Agreement, dated as of August 12, 2019, as amended on January 22, 2020 (the “Purchase Agreement”), by and among the Company, Atlas TC Holdings LLC, a wholly-owned subsidiary of the Company and a Delaware limited liability company (“Holdings”), Atlas TC Buyer LLC, a wholly-owned subsidiary of Holdings and a Delaware limited liability company, Atlas Intermediate and Atlas Technical Consultants Holdings LP, a Delaware limited partnership (the “Seller”). The acquisition of Atlas Intermediate pursuant to the Purchase Agreement together with the other transactions contemplated by the Purchase Agreement is referred to herein as the “Atlas Business Combination.”

Following the consummation of the Atlas Business Combination, we are organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and continues to operate through the subsidiaries of Atlas Intermediate, and in which our only direct assets consist of common units of Holdings (the “Holdings Units”). We are the sole manager of Holdings in accordance with the terms of the amended and restated limited liability company agreement of Holdings entered into in connection with the consummation of the Atlas Business Combination.

Headquartered in Austin, Texas, we are a leading provider of professional and technical testing, inspection engineering and consulting services, offering solutions to public and private sector clients in the transportation, commercial, water, government, education and industrial markets. With approximately 140 offices located throughout the United States, we provide a broad range of mission-critical technical services, helping our clients test, inspect, plan, design, certify and manage a wide variety of projects across diverse end markets.

We act as a trusted advisor to our clients, helping our clients design, engineer, inspect, manage and maintain civil and commercial infrastructure, servicing the existing structures as well as helping to build new structures. However, we do not perform any construction, and do not take construction risk.

We provide a broad range of mission-critical technical services, ranging from providing inspection services in small projects to managing significant aspects of large, multi-year projects. For the three months ending March 31, 2020, we:

●	Performed more than 10,000 projects, with average revenue per project of less than $10,000; and

●	Delivered more than 95% of our projects under “time & material” and “cost-plus” contracts.

We have long-term relationships with a diverse set of clients, providing a base of repeating clients, projects and revenues. Approximately 90% of our revenues are derived from projects that have used our services at least twice in the past three years and more than 95% of our revenues are generated from client relationships longer than 10 years, with greater than 25% of revenues generated from relationships longer than 30 years. Examples of such long-term customers include the Texas Department of Transportation, US Postal Service, Gwinnett County Georgia, New York City Housing Authority, San Francisco International Airport, Stanford University, Port of Oakland, United Rentals, Inc., The Coca-Cola Company and Apple Inc.

Our broad base of customers spans a diverse set of end markets including the transportation, commercial, water, government, education and industrial sectors. Our customers include government agencies, quasi-public entities, schools, hospitals, utilities and airports, as well as private sector clients across many industries.

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes scientists, engineers, inspectors and other field experts. As of March 31, 2020, our technical staff represented 75% of our 3,265 employees. Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of March 31, 2020, our contracted backlog was estimated to be approximately $607 million. See “—Backlog” below for additional information relating to our backlog.

For the three months ended March 31, 2020, we recognized approximately $109.3 million of gross revenues, ($1.5) million of net loss relating to the holders of our Class A common stock, par value $0.0001 per share (the “Class A common stock”), and $12.9 million of adjusted EBITDA. For a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to historical combined net income (loss), see “—Non-GAAP Financial Matters” below.

HOW WE EVALUATE OUR OPERATIONS

We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of this information is financial information that is prepared in accordance with generally accepted accounting principles (“GAAP”), while other information may be financial in nature and may not be prepared in accordance with GAAP. Historical information is periodically compared to budgets, as well as against industry-wide information. We use this information for planning and monitoring our business, as well as in determining management and employee compensation.

We evaluate our overall business performance based primarily on a combination of four financial metrics: revenue, backlog, adjusted EBITDA and liquidity measures. These are key measures used by our management team and board of directors to understand and evaluate our operational performance, to establish budgets and to develop short and long-term operational goals.

Revenue

Revenues for services are derived from billings under contracts (which are typically of short duration) that provide for specific time, material and equipment charges, or lump sum payments and are reported net of any taxes collected from customers. We recognize revenue as it is earned at estimated collectible amounts.

Revenue is recognized as services are performed and amounts are earned in accordance with the terms of a contract. We generally contract for services to customers based on either a fixed fee or hourly rates. In such contracts, our efforts, measured by time incurred, typically are provided in less than a year and represent the contractual milestones or output measure, which is the contractual earnings pattern. For contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are consistent with the services delivered and are earned. Expenses associated with performance of work may be reimbursed with a markup depending on contractual terms. Revenues include the markup, if any, earned on reimbursable expenses. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as equipment rentals, materials, subcontractor costs and outside laboratories, which is included in cost of revenues in the accompanying combined statement of income.

Backlog

We analyze our backlog, which we define as fully awarded and contracted work or revenue we expect to realize for work completed, to evaluate operations and future revenue potential. Our contracted backlog includes revenue we expect to record in the future from signed contracts. In order to calculate backlog, we determine the amounts for contracted projects that are fully funded, and then determine the respective revenues expected to be realized upon completion of work. We use backlog to evaluate company revenue growth as it typically follows growth in backlog.

Adjusted EBITDA

We view adjusted EBITDA , which is a non-GAAP financial measure, as an important indicator of performance. We define adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization and adjustments for certain one-time or non-recurring items adjustments. For more information on adjusted EBITDA, as well as a reconciliation to the most directly comparable GAAP measure, please see “—Non-GAAP Financial Measures” below.

COMPONENTS & FACTORS AFFECTING OUR OPERATING RESULTS

Revenue

We generate revenue primarily by providing infrastructure-based testing, inspection, certification, engineering, and compliance services to a wide range of public- and private-sector clients. Our revenue consists of both services provided by our employees and pass-through fees from subcontractors and other direct costs. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method of revenue recognition. Under this approach, revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.

Cost of Revenue

Cost of revenue reflects the cost of personnel and specifically identifiable costs associated with revenue.

Operating Expense

Operating expense includes corporate expenses, including personnel, occupancy, and administrative expenses, including depreciation and amortization.

Interest Expense

Interest expense consists of contractual interest expense on outstanding debt obligations including amortization of deferred financing costs and other related financing expenses.

Other Income (Expense)

Other income or expense reflects the gains or losses, including the costs and related accumulated depreciation recapture, resulting from the disposal of an asset when such asset is sold or retired.

Income Tax Expense

Following the consummation of the Atlas Business Combination, we are organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which the our only direct assets will consist of common units of Holdings Units. We are the sole manager of Holdings in accordance with the terms of the Holdings LLC Agreement entered into in connection with the consummation of the Atlas Business Combination.

Previously, Atlas Intermediate was treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the partners and members. As such, no recognition of federal or state income taxes for us or our subsidiaries have been provided for in the accompanying consolidated financial statements except as disclosed below.

The State of Texas imposes a margin tax, with an effective rate of 0.7%, based on the prior year’s Texas-sourced gross receipts. This tax is treated as an income tax and accrued in the accounting period in which the taxable gross receipts are recognized. The State of Texas margin tax was insignificant in 2019 and 2018. In addition, there are two C-Corp subsidiaries for which we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The results of operations prior to the Atlas Business Combination were treated consistently in this manner.

Subsequent to the Atlas Business Combination, the Up-C structure allowed the holders of our Class B common stock, par value $0.0001 per share (the “Class B common stock”) to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass through” entity, for U.S. federal income (and certain state and local) tax purposes following the Atlas Business Combination. One of these benefits is that, for U.S. federal income (and certain state and local) purposes, our future taxable income that is allocated to Seller and its limited partners will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level.

Income tax relating to the C-Corps is not considered in the provision for non-controlling interest calculation as it is solely the responsibility of the holders of our Class A common stock. The Texas margin tax is considered within the provision of non-controlling interest as it generated through the results of Atlas Intermediate and its subsidiaries.

Although the majority of our wholly-owned subsidiaries are structured as limited liability companies and considered pass through entities for federal and state income tax purposes, we do have two entities that are registered as C-Corps under federal income tax law. For those C-Corp entities, we are subject to income tax assessments within their jurisdictions on their current operations. Additionally, our Texas domiciled subsidiaries are subject to the Texas Franchise Tax.

Income tax expense and our effective tax rates can be affected by many factors, including changes in our mix of pre-tax losses/earnings, the effect of non-controlling interest in income of consolidated subsidiaries, our acquisition strategy, available tax incentives and credits, changes in judgment regarding the realizability of our deferred tax assets, changes in existing tax laws and our assessment of uncertain tax positions. Our tax returns are routinely audited by the taxing authorities and settlements of issues raised in these audits may affect our effective tax rate.

Net Income (loss) From Continuing Operations

Net income from continuing operations reflects our operating income after taking into account costs and expenses for a given period, while excluding any gain or loss from discontinued operations.

Loss From Discontinued Operations

Loss from discontinued operations includes our non-recurring gains or losses realized in connection with the disposition of an asset or component of the business that results in discontinued operations.

Provision for Non-controlling Interest

Our ownership and voting structure is comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 19.4% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 80.6% of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

Due to the participation of the holders of our Class B common stock in the results of Atlas Intermediate and subsidiaries, a non-controlling interest was deemed to exist. Consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests.

The provision for non-controlling interest relates to pre-tax income subsequent to the Atlas Business Combination and does not include a pro-rata share of taxes as federal and state income taxes are attributable only to the holders of our Class A common stock under the Up-C structure.

Redeemable Preferred Stock Dividends

On February 14, 2020, in connection with the consummation of the Atlas Business Combination, Holdings and GSO COF III AIX-2 LP (“GSO AIV-2”) entered into a subscription agreement (the “Subscription Agreement”) pursuant to which, GSO AIV-2 purchased 145,000 units of a new class of Series A Senior Preferred Units of Holdings (the “Preferred Units”) at a price per Preferred Unit of $978.21 for an aggregate cash purchase price of $141,840,450, which represents a 2.179% original issue discount on the Preferred Units (such purchase, the “GSO Placement”).

The GSO Placement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder.

The Preferred Units rank senior in priority to all other existing and future equity securities of Holdings with respect to liquidation preference and distribution rights.

The Preferred Units have a liquidation preference of $1,000 per Preferred Unit (the “Liquidation Preference”).

Subject to any limitations set forth in the Atlas Credit Agreement (as defined below), the Preferred Units pay a dividend of 5% per annum, plus either an additional 6.25% per annum in cash or 7.25% per annum in additional Preferred Units, at Holdings’ option, payable quarterly in arrears.

If a cash dividend is not able to be made because of a limitation under the Atlas Credit Agreement, then the Liquidation Preference with respect to any Unit shall increase to 3.5625% in any quarter until a cash dividend can be made.

The Preferred Units do not possess voting rights and are not convertible into any other security of Holdings.

Holdings may redeem the Preferred Units beginning on the second anniversary of the Closing Date at a price of 103% of the Liquidation Preference (the “Redemption Premium”), and on the third anniversary of their issuance at the Liquidation Preference, in each case plus accrued and unpaid dividends. The Preferred Units may only be redeemed by Holdings within the first two years of the Closing Date upon a change of control as described below, in which case such Preferred Units will be redeemed at a customary make-whole amount as if the Preferred Units were redeemed on the second anniversary.

Subject to the terms of Holdings’ and its subsidiaries’ senior credit agreements, Holdings will be required to redeem the Preferred Units at the Redemption Premium, plus accrued and unpaid dividends, in the event of (i) a change of control, (ii) sales or other dispositions of all or substantially all of Holdings’ assets and (iii) the insolvency or bankruptcy of Holdings or any of its material subsidiaries.

Finally, holders of the Preferred Units may require Holdings to redeem their Preferred Units at the Liquidation Preference, plus accrued and unpaid dividends, beginning on the eighth anniversary of the Closing Date, subject to certain customary limitations.

Net Income (loss) Attributable to Class A Common Stock (Previously Members)

Net income (loss) attribution to holders of our Class A common stock represents our results after the provision for non-controlling interest, the effect of all taxes under the Up-C structure for the period subsequent to the Atlas Business Combination, and dividends due on redeemable preferred stock.

Net income (loss) for the historical results of Atlas Intermediate prior to the Atlas Business Combination are also reported within this line item.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated.

	For the quarters ended March 31,
	2020	2019

Revenues	$109,302	$105,611

Cost of revenues	(58,898)	(57,172)
Operating expenses	(68,365)	(44,869)

Operating (loss) income	(17,961)	3,570

Interest expense	(5,640)	(2,385)
Other income (expense)	32	(296)

(Loss) income before income taxes	(23,569)	889
Income tax expense	-	(5)

Net (loss) income from continuing operations	(23,569)	884

Loss from discontinued operations	-	(149)

Net (loss) income	(23,569)	735

Provision for non-controlling interest	3,260	-

Redeemable preferred stock dividends	(2,244)	-

Net (loss) income attributable to Class A common stock shareholders/members	$(22,553)	$735

(Loss) Per Class A Common Share	$(0.26)	N/A

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	5,767,342	N/A

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019:

Overview of Financial Results

This quarter, we saw an increase in our Backlog to $607.4 million or 6% compared to March 31, 2019. Revenues were higher this quarter in comparison to the comparable prior quarter due to our business strategy of responsible acquisitions that complement our platform and our investment in prior year within the Texas market.

Gross margins improved slightly in comparison to the comparable quarter while operating costs were higher due to the costs of completing the Atlas Business Combination. Interest expense was higher due to the higher borrowings associated with Atlas Business Combination and the dividends on redeemable preferred stock were a result of the Atlas Business Combination.

Revenue

Revenue for the three months ended March 31, 2020 increased $3.7 million, or 3%, to $109.3 million as compared to $105.6 million for the corresponding prior year period.

The increase in revenue for the three months ended March 31, 2020 was primarily attributable to acquisition of Long Engineering (“LONG”) in February 2020 as well as net organic growth from our existing platform in the amounts of $2.0 million and $1.7 million respectively. Our existing operations benefited from our expansion into new markets in Texas.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2020 increased $1.7 million, or 3%, to $58.9 million as compared to $57.2 million for the corresponding prior year period. The increase in cost of revenues was due solely to the increase in revenues.

For the three months ended March 31, 2020, cost of revenue, as a percentage of revenue, remained fairly unchanged at 53.9% and 54.1% for the three months ended March 31, 2019.

Operating Expense

Operating expense for the three months ended March 31, 2020 increased $23.5 million, or 52%, to $68.4 million as compared to $44.9 million for the corresponding prior year period. For the three months ended March 31, 2020, operating expense, as a percentage of revenue, increased to 62.5% from 42.5% for the three months ended March 31, 2019.

The increase in operating expense for the three months ended March 31, 2020 was primarily attributable to the consummation of the Atlas Business Combination as the Company expensed $7.0 million of acquisition related costs associated with the Atlas Business Combination and $12.0 million of costs incurred with change of control provisions contained within employment agreements and our former Management Incentive Plan. These transaction-related items comprised 17.4% of the 20.0% change in operating expenses as a percentage of revenues when comparing the quarter ended March 31, 2020 to March 31, 2019. The remainder of the change was primarily associated with public company costs.

Interest Expense

Interest expense for the three months ended March 31, 2020 increased $3.2 million or 136%, to $5.6 million as compared to $2.4 million for the corresponding prior year period. The increase in interest expense is due to higher borrowings and interest rates in comparison to the prior year and the write-off of deferred financing fees associated with the former Atlas Credit Facility.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2020 and 2019 was $0.0 million and ($0.3) million, respectively. We recorded settlements with former owners of an acquired company in 2019, this did not repeat in 2020.

Income Tax Expense

Income tax expense for the three months ended March 31, 2020 was $0.0 million compared to income tax expense of $0.0 million for the three months ended March 31, 2019.

Prior to the Atlas Business Combination and reorganization as an Up-C structure for income tax purposes, we were treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the partners and members. As such, no recognition of federal or state income taxes for the Company or our subsidiaries has been provided for in the accompanying consolidated financial statements, except for margin taxes in the State of Texas and a few of our subsidiary C-Corp entities. The margin taxes are treated as income taxes, with an effective rate of 0.7%, based on the prior year’s Texas-sourced gross receipts.

The effective rate of the Company for the three months ended March 31, 2020 was 0% as we did not believe that it was more likely than not that we would utilize the benefit or deferred tax asset generated by applying the statutory rate of 26% to our pre-tax loss that resulted during the period between the Atlas Business Combination through March 31, 2020. As such, we fully reserved for the deferred tax asset which reduced our effective tax rate to 0%.

Loss From Discontinued Operations

Other loss from discontinued operations for the three months ended March 31, 2020 decreased ($0.1) million, or 100%, to $0.0 million as compared to $0.1 million for the corresponding prior year period.

The decrease in loss from discontinued operations for the three months ended March 31, 2020 was attributable to the closure of the Power & Industrial business unit in late 2018 with some closing transactions recorded in 2019.

Provision for Non-controlling Interest

The provision for non-controlling interest for the three months ended March 31, 2020 increased by $3.3 million or 100% to $3.3 million from $0.0 million for the corresponding period. This increase is due to reverse recapitalization created by the Atlas Business Combination whereby the holders of our Class B common stock only share in the results of Atlas Intermediate and its subsidiaries based upon their ownership percentage in relation to total common stockholders. This treatment is effective from the Atlas Business Combination until the exchange of Class B common stock to Class A common stock.

Redeemable Preferred Stock Dividends

Redeemable preferred stock dividends for the three months ended March 31, 2020 increased by $2.2 million or 100% to $2.2 million from $0.0 million for the quarter ended March 31, 2019. This increase is due to $141.8 million of redeemable preferred stock that we issued in connection with the Atlas Business Combination.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity and capital resources are our cash and cash equivalents balances, cash flow from operations, borrowings capacity under our Credit Agreement (as defined below), and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents and borrowing capacity under our Atlas Credit Facility and Atlas Loan Agreement will be sufficient to meet projected cash requirements for at least the next twelve months. We are assessing our business operations and the impact that the recent pandemic involving a highly transmissible and pathogenic coronavirus (“COVID-19”) may have on our financial results and liquidity. We will continue to monitor our capital requirements thereafter to ensure our needs are in line with available capital resources and we will continue to monitor the impact of COVID-19 to our liquidity.

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	For the quarter ended March 31,
	2020	2019
	($ in thousands)
Net cash (used in) provided by operating activities	$(12,572)	$588
Net cash used in investing activities	(11,580)	(1,397)
Net cash provided by financing activities	22,891	56,461
Net increase/(decrease) in cash and cash equivalents	$(1,261)	$55,652

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

Cash and Cash Equivalents.

At March 31, 2020 and 2019 we had $18.9 million and $20.2 million of cash and cash equivalents, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection engineering and consulting services.

Net cash used in operating activities was ($12.6) million for the three months ended March 31, 2020, compared to net cash provided of $0.6 million for the three months ended March 31, 2019. The decrease of ($13.2) million was primarily due to the increase this quarter in unbilled receivables in the amount of ($6.6) million relating to a system conversion in one of our operating companies and the payment of ($6.8) million accounts payable and accrued expenses mainly relating to costs associated with the Atlas Business Combination.

Investing Activities

Net cash used in investing activities was ($11.6) million for the three months ended March 31, 2020, compared to ($1.4) million for the three months ended March 31, 2019. The $10.2 million increase in cash used was related to our acquisition of LONG in February 2020.

Financing Activities

Net cash provided by financing activities was $22.9 million for the three months ended March 31, 2020, compared $56.5 million for the three months ended March 31, 2019. The ($33.6) million decrease to net cash provided by financing activities was due to the timing of the financing received in the quarter ended March 31, 2019 for the shareholder distributions paid subsequent to that quarter in comparison to the issuance of $20.7 million of common stock from new stockholders relating the Atlas Business Combination during the quarter ended March 31, 2020.

The Company did raise additional money this quarter through the Atlas Credit Agreement, described herein, and the issuance of redeemable preferred stock which was used to pay a distribution to the former owners of Atlas Intermediate, acquire LONG and pay off the Atlas Credit Facility.

Working Capital

Working capital, or current assets less current liabilities, decreased ($45.3) million, or 31%, to $98.8 million at March 31, 2020 from $144.1 million at March 31, 2019. This decrease in working capital resulted from the timing of a Member distribution in the amount of $52.8 million that was financed as of March 31, 2019 but paid subsequent to the balance sheet date, partially offset by a $9.2 million increase in unbilled receivables due to a system conversion for one of our operating companies.

Debt Arrangements

In October 2017, concurrent with the closing of the acquisition of Moreland Altobelli Associates, LLC (“Moreland”), we obtained a bridge loan from Regions Bank in the amount of $42.0 million. In November 2017, concurrent with the closing of the Consolidated Engineering Laboratories (“ETS”) acquisition, we entered into a credit agreement with a group led by Regions Bank providing a term loan of $95.0 million and a revolving credit facility of $30.0 million secured by some of our assets owned by Atlas Intermediate. Proceeds from the Atlas Loan Agreement were used to fund the acquisition of ETS, repayment of the bridge loan, and for a redemption of $15.2 million of initial equity contributions made by the initial members once overall leverage amounts were determined. The Atlas Loan Agreement provided for a scheduled maturity date in November 2022 and quarterly principal payments beginning in December 2017 with interest compounded based on the variable rate in effect.

ATC was party to a business loan agreement (the “ATC Loan Agreement”) which provided for a scheduled maturity date of January 29, 2020. The ATC Loan Agreement included a revolving credit facility of $45.0 million. Security for the loan was provided by a first-priority interest in substantially all of ATC’s assets and a promissory note. Borrowings under the ATC Loan Agreement bore interest at the one-month London Interbank Offered Rate (“LIBOR”) plus a margin based on the total leverage ratio as defined in the ATC Loan Agreement.

In March 2019, subsequent to the merger with ATC, the outstanding balances of the Atlas Loan Agreement and the ATC Loan Agreement were paid in full and the ATC Loan Agreement was terminated. The Atlas Loan Agreement was amended to provide a term loan in the amount of $145.0 million and a revolving credit facility of $50.0 million, of which $31.8 million was funded at closing (collectively, the “Atlas Credit Facility”). Proceeds of the Atlas Credit Facility were used to repay existing debt of $123.9 million and fund a stockholder distribution of $52.8 million made in April 2019. The Atlas Credit Facility required quarterly principal payments of $2.719 million through March 31, 2023, and then $3.625 million until the final maturity in March 2024, and bore interest at an annual rate of LIBOR plus a margin ranging from 275 to 425 basis points determined by the Company’s Consolidated Leverage Ratio, as defined therein. For the interest payment made in the quarter ended December 31, 2019, the applicable margin was 375 basis points and the total interest rate was 5.500%.

The Atlas Credit Facility was scheduled to mature in March 2024. However, in connection with the consummation of the Atlas Business Combination, the Atlas Credit Facility was repaid and a new credit arrangement (the “Atlas Credit Agreement”) was entered into with Macquarie Capital (the “Lender” or “Lead Arranger”). The Atlas Credit Agreement called for a term loan (the “Term Loan”) in the amount of $281.0 million and revolving letter of credit (the “Revolver”) in the amount of $40.0 million of which $21.0 million was drawn upon through March 31, 2020. The term loan proceeds were used to repay the existing Atlas Credit Facility in the amount of $171.0 million and partially fund the Atlas Business Combination and the acquisition of LONG.

Under the terms of the Atlas Credit Agreement, the Term Loan and Revolver are set to expire on February 14, 2027 and February 14, 2025, respectively. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rates under the Atlas Credit Facility will be equal to either (i) Adjusted LIBOR (as defined in the Credit Agreement), plus 4.75%, or (ii) an Alternate Base Rate (as defined in the Credit Agreement), plus 3.75%.

The Atlas Credit Agreement is guaranteed by Holdings and secured by (i) a first priority pledge of the equity interests of subsidiaries of Holdings and Atlas Intermediate and (ii) a first priority lien on substantially all other assets of Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries.

On March 31, 2020, the terms of the Atlas Credit Agreement were modified to reduce the maturity of the Term Loan by one year to February 14, 2026 from February 14, 2027. The interest rate for the Term Loan was increased to (i) Adjusted LIBOR Rate as defined in the Atlas Credit Agreement, plus 6.25%, or (ii) an Alternate Base Rate as defined in the Atlas Credit Agreement, plus 5.25%. The interest rate for the Revolver was increased to (i) Adjusted LIBOR Rate as defined in the Atlas Credit Agreement, plus 5.0%, or (ii) an Alternate Base Rate as defined in the Credit Agreement, plus 4.0%. The modification also increased rate of amortization applicable to the Term Loan to 5.0% per annum (commencing on June 30, 2020).

The modifications to the Atlas Credit Agreement resulted from the exercise of the market-flex rights by the lead arranger in connection with the syndication process, which, in addition, required the payment of an upfront fee in an amount equal to 2% of the currently outstanding Term Loans, which was paid subsequent to the balance sheet date. The market-flex rights were included in the Atlas Credit Agreement and were exercised by the lead arranger upon completion of the time period allowed to complete a syndication process.

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of March 31, 2020 and December 31, 2019, respectively.

Our debt balances are summarized as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Atlas credit facility	$-	$171,144
Atlas credit agreement	302,000	-
Subtotal	302,000	171,144
Less: Loan costs, net	(11,637)	(1,712)
Less current maturities of long-term debt	(14,050)	(10,875)
Long-term debt	$276,313	$158,557

The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2020:

2020 (nine months remaining)	$10.5
2021	14.0
2022	14.0
2023	14.0
2024	14.0
Thereafter	235.5
$302.0

Effective Interest Rate

Our average effective interest rate on our total debt, exclusive of redeemable preferred stock, during the three months ended March 31, 2020 and 2019 was 6.3% and 5.9%, respectively.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated statements for the three months ended March 31, 2020 and 2019 was $5.6 million and $2.4 million, respectively.

Other Commitments and Contingencies

In connection with our acquisition of LONG in February 2020, we may be required to pay $12.0 million in earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisition. We have currently accrued $5.6 million as the fair value of that liability within other long-term liabilities within our Consolidated Balance Sheet at March 31, 2020.

In November 2019, we entered into a financing arrangement of our business-related insurance policies and the amount remaining is $2.7 million as of March 31, 2020.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due as of March 31, 2020 are as follows:

2020 (nine months remaining)	$8.7
2021	9.0
2022	6.5
2023	6.0
2024	3.0
Thereafter	3.9
$37.1

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no material off-balance sheet arrangements.

Effects of Inflation

Based on the analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Adjusted EBITDA is not a financial measure determined in accordance with GAAP. We define adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization, adjustments for certain one-time or non-recurring items and other pro forma adjustments, including expected public company costs.

We believe adjusted EBITDA is a useful performance measure because it allows for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at adjusted EBITDA because these amounts are either non-recurring or can vary substantially within the industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income determined in accordance with GAAP. Certain items excluded from adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an indication that results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of adjusted EBITDA may not be identical to other similarly titled measures of other companies. The following table presents reconciliations of adjusted EBITDA to net income, our most directly comparable financial measure calculated and presented in accordance with GAAP.

	For the quarter ended March 31,
	2020	2019

	(in millions)
Net (loss) income	$(23.6)	$0.7
Interest	5.6	2.4

Taxes	-	-
Depreciation and amortization	5.0	5.2
EBITDA	(13.0)	8.3

EBITDA for acquired business prior to acquisition date(1)	0.8	0.8
One-time legal/transaction costs(2)	10.7	0.8
Other non-recurring expenses(3)	3.9	0.8
Non-cash equity compensation(4)	10.5	0.1

Adjusted EBITDA	$12.9	$10.8

(1)	Includes the EBITDA of LONG (which we acquired in February 2020) for the period January 1, 2020 through the date of the respective acquisition and January 1, 2019 through March 31, 2019.

(2)	Includes professional service-related service fees such as legal, accounting, tax, valuation and other consulting relating to the Atlas Business Combination.

(3)	Includes acquisition related professional fees, previous owner expenses, and shutdown of the telecom division costs and change in control payments relating to the Atlas Business Combination not accounted for in Note (2) above.

(4)	Includes the amortization of the unvested portion of our 2017 and 2019 Management Incentive Plan grants that vested immediately upon the change in control provisions contained within the agreements and compensation that was earned and accrued for in the three months ended March 31, 2020 that will be share settled in the three months ended June 30, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

The information called for by this item is not required as we are a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

We review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Currently, we are not a party to any material litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against us. From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk factors

Other than the items noted below, there have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Outbreaks of communicable diseases could adversely affect our business, financial condition and results of operations.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for our services. For example, the outbreak of COVID-19 and the measures being taken to address and limit the spread of the virus have adversely affected the U.S. economy and financial markets, resulting in an economic downturn that may negatively impact the demand for our services. Furthermore, uncertainty regarding the impact of any outbreak of pandemic or contagious disease, including COVID-19, could lead to increased volatility in the markets in which we operate. The occurrence or continuation of any of these events could lead to decreased revenues and limit our ability to execute on our business plan, which could adversely affect our business, financial condition and results of operations.

Additionally, we have an increased number of employees working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber-security and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

At this time we are monitoring, and will continue to monitor, the safety of our employees during the COVID-19 pandemic. We are evaluating the impact of COVID-19 on current projects, but the full effects of COVID-19 on our operations are still unknown. The extension of shelter-in-place orders within the cities and municipalities we operate in could further negatively impact future results as well as the re-designation of infrastructure spending to non-essential services. Disruptions to capital markets due to the uncertainty surrounding the length and severity of COVID-19 could delay the timing of our customers’ capital projects. In addition, the timing of payments from our commercial customers may be impacted.

The market price of our common stock may be affected by low trading volume.

Although a trading market for our Class A common stock exists on the NASDAQ, the trading volume has not been significant, due in part to a substantial number of our outstanding shares of our common stock being subject to contractual lock-ups and other legal restrictions. Additionally, a large percentage of our common stock is currently made up of Class B common stock, which is not listed on a public exchange but is exchangeable (along with Holdings Units) for shares of Class A common stock. The market price for shares of our Class A common stock may be made more volatile because of the relatively low volume of trading. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Low volume can also reduce liquidity, which could adversely affect the market price of our shares of common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On February 3, 2020, the Company entered into a subscription agreement with SCST, Inc., a California corporation pursuant to which it agreed to acquire 105,977 shares of Class A common stock (the “SCST Stock”), for an aggregate purchase price of $1.1 million in exchange for the contingent consideration liability that arose from their acquisition in November 2018, in a private placement not registered under the Securities Act, in reliance on the exemption from Registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The issuance of the SCST Stock was completed in connection with the Atlas Business Combination.

Additionally, on February 14, 2020, in connection with the Atlas Business Combination, GSO was issued 1,200,000 shares of Class F common stock pursuant to a letter agreement, dated as of February 14, 2020 (the “Founder Shares Transfer Letter”), as consideration for the purchase of Preferred Units made pursuant to the Subscription Agreement, which converted automatically into 1,200,000 Class A common stock. The Class F common stock issued was not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Additionally, on February 14, 2020, in connection with the Atlas Business Combination, the Company issued 200,000 shares of Class A common stock to Macquarie Capital as consideration for their services in the Financial Advisor Engagement. The Class A common stock issued was not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Additionally, on February 14, 2020, in connection with the consummation of the Atlas Business Combination, the Company issued the Seller 23,974,368 shares of Class B common stock along with an equal number of Holdings Units that are redeemable on a one-for-one basis for shares of Class A common stock in exchange for common units of Holdings held by the Seller pursuant to the Purchase Agreement. The Class B common stock issued was not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Unit Purchase Agreement, dated August 12, 2019, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
3.2	Second Amended and Restated Bylaws of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
4.1	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.3	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.1	Subscription Agreement, dated as of February 14, 2020 between Atlas TC Holdings LLC and GSO COF III AIV-2 LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.2	Support Letter, dated as of February 14, 2020, between Boxwood Merger Corp. and GSO Capital Partners LP. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).

Exhibit Number	Description
10.3	Credit Agreement, dated as of February 14, 2020, by and among Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC, the lenders and issuing banks from time to time party thereto, and Macquarie Capital Funding LLC, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.4	Amendment No. 1 to the Credit Agreement, dated March 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).
10.5	Amendment No. 2 to the Credit Agreement, dated March 31, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).
10.6	Nomination Agreement dated as of February 14, 2019, by and among Atlas Technical Consultants, Inc., BCP Energy Services Fund, LP, BCP Energy Services Fund-A, LP and BCP Energy Services Executive Fund, LP. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.7	Registration Rights Agreement, dated as of February 14, 2019, by and among Atlas Technical Consultants, Inc. and Atlas Technical Consultants Holdings LP and its limited partners. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.8	Registration Rights Agreement, dated as of February 14, 2020, by and among Boxwood Merger Corp. and GSO Capital Opportunities Fund III LP. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.9	Voting Agreement, dated as of February 14, 2020, by and between Atlas Technical Consultants, Inc. and Boxwood Sponsor LLC. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.10	Lockup Agreement, dated as of February 14, 2020, by and between Atlas Technical Consultants, Inc. and Boxwood Sponsor LLC. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.11	Amended and Restated Limited Liability Company Agreement of Atlas TC Holdings LLC, dated as of February 14, 2020. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.12	Restrictive Covenant Agreement, dated February 14, 2020, by and among Atlas Technical Consultants Holdings LP, Atlas Technical Consultants, SPV, LLC and Arrow Environmental SPV, LLC. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.13	Atlas Technical Consultants, Inc. 2019 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.14	Commitment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.15	Closing Payment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.16	Forfeiture Agreement, dated as of January 23, 2020, by and among Boxwood Sponsor, LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.17	Amendment No. 1 to Commitment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).

Exhibit Number	Description
10.18†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 09, 2020).
10.19†	Form of RSU Award Agreement (Director) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form S-8 filed with the SEC on April 17, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed Herewith
†	Management contract and compensatory arrangement in which any director or named executive officer participates

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May, 2020.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ Walter Powell
Name:	Walter Powell
Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)