Form 10-Q
period 2020-06-30
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2020-08-10
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38745

ATLAS TECHNICAL CONSULTANTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0808563
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

13215 Bee Cave Parkway, Building B, Suite 230, Austin, TX	78738
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2020, 5,767,342 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 23,974,368 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

ATLAS TECHNICAL CONSULTANTS, INC.

Form 10-Q

For the Three and Six Months Ended June 30, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q for the period ended June 30, 2020 ( the “Quarterly Report”) of Atlas Technical Consultants, Inc. (the “Company”) on Form 10-Q that are not purely historical are forward-looking statements and involve a number of risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions and estimates, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations of such words and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our expectations and beliefs as of the date of this filing concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions or estimates that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks and uncertainties include, but are not limited to, those described throughout this report, our annual report on Form 10-K for the year ended December 31, 2019 and filed with the Securities and Exchange Commission (“SEC”) on March, 16, 2020, and our quarterly report on Form 10-Q for the period ended March 31, 2020 and filed with the SEC on May 11, 2020, particularly the “Risk Factors” sections of such reports and the factors described below:

●	the effect, impact, potential duration or other implications of the novel coronavirus 2019 (“COVID-19”) pandemic and any expectations we may have with respect thereto;

●	the adequacy of our efforts to mitigate cyber security risks and threats, especially with employees working remotely due to the COVID-19 pandemic;

●	the ability to maintain the listing of our Class A common stock on NASDAQ following the Atlas Business Combination;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

●	our public securities’ potential liquidity and trading;

●	changes adversely affecting the business in which we are engaged;

●	the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional national downturns;

●	fluctuations in our revenue and operating results;

●	unfavorable conditions or further disruptions in the capital and credit markets;

ii

●	our ability to generate cash, service indebtedness and incur additional indebtedness;

●	competition from existing and new competitors;

●	our ability to integrate any businesses we acquire and achieve projected synergies;

●	the impact of potential information technology or data security breaches or other cyber-attacks or other disruptions;

●	our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;

●	our ability to recruit and retain qualified personnel;

●	risks related to legal proceedings or claims, including liability claims;

●	our dependence on third-party contractors to provide various services;

●	our ability to obtain additional capital on commercially reasonable terms;

●	safety and environmental requirements and governmental regulations that may subject us to unanticipated liabilities; and

●	general economic conditions.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Unless specifically indicated otherwise, the forward looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, including expectations based on third-party information and projections that management believes to be reputable, and the Company does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and equivalents	$16,881	$20,185
Accounts receivable, net	88,356	90,775
Unbilled receivables, net	45,501	40,513
Prepaid expenses	4,100	5,266
Other current assets	1,036	812

Total current assets	155,874	157,551

Property and equipment, net	15,439	14,824
Intangible assets, net	88,401	92,389
Goodwill	92,254	85,125
Other long-term assets	2,907	2,884

TOTAL ASSETS	$354,875	$352,773

LIABILITIES, REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL
Current liabilities:
Trade accounts payable	$21,296	$30,754
Accrued liabilities	10,958	10,085
Current maturities of long-term debt	14,050	10,875
Other current liabilities	11,482	13,712

Total current liabilities	57,786	65,426

Long-term debt, net of current maturities and loan costs	270,915	158,557
Other long-term liabilities	7,791	1,347

Total liabilities	336,492	225,330

COMMITMENTS AND CONTINGENCIES (NOTE 14)

Redeemable preferred stock	145,866	-

Members’ Capital	-	127,443
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 5,767,342 shares issued and outstanding at June 30, 2020	1	-
Class B common stock, $0.0001 par value, 23,974,368 shares authorized, 23,974,368 shares issued and outstanding at June 30, 2020	2	-
Additional paid in capital	(23,442)	-
Non-controlling interest	(102,131)	-
Retained (deficit)	(1,913)	-

Total shareholders’ equity/members’ capital	(127,483)	127,443

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK. SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL	$354,875	$352,773

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$112,715	$123,669	$222,017	$229,280

Cost of revenues	(58,714)	(68,452)	(117,612)	(125,624)
Operating expenses	(45,376)	(47,236)	(113,741)	(92,105)

Operating income (loss)	8,625	7,981	(9,336)	11,551

Interest expense	(6,398)	(3,149)	(12,038)	(5,534)
Other income (expense)	18	(486)	50	(782)

Income (loss) before income taxes	2,245	4,346	(21,324)	5,235
Income tax expense	-	(154)	-	(159)

Net income (loss) from continuing operations	2,245	4,192	(21,324)	5,076

Loss from discontinued operations	-	(64)	-	(213)

Net income (loss)	2,245	4,128	(21,324)	4,863

Provision for non-controlling interest	1,881	-	5,141	-

Redeemable preferred stock dividends	(4,533)	-	(6,777)	-

Net (loss) income attributable to Class A common stock shareholders/members	$(407)	$4,128	$(22,960)	$4,863

(Loss) Per Class A Common Share	$(0.07)	N/A	$(0.33)	N/A

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	5,767,342	N/A	5,767,342	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(21,324)	$4,863
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,327	10,534
Equity based compensation expense	10,035	569
(Gain) on sale of property and equipment	(1)	(82)
Write-off of deferred financing costs related to debt extinguishment	1,712	40
Amortization of deferred financing costs	984	121
Provision for bad debts	1,465	569
Changes in assets & liabilities:
Decrease (increase) in accounts receivable and unbilled receivable	1,060	(70)
Decrease (increase) in prepaid expenses	1,166	(1,656)
(Increase) decrease in other current assets	(224)	79
(Decrease) in trade accounts payable	(10,142)	(183)
(Decrease) in accrued liabilities	(947)	(2,665)
(Decrease) in other current and long-term liabilities	(352)	(4,701)
(Increase) in other long-term assets	(9)	(476)

Net cash (used in) provided by operating activities	(6,250)	6,942

Cash flows from investing activities:
Purchases of property and equipment	(2,133)	(4,339)
Proceeds from disposal of property and equipment	-	248
Purchase of business, net of cash acquired	(10,748)	-

Net cash (used in) investing activities	(12,881)	(4,091)

Cash flows from financing activities:
Proceeds from issuance of debt	320,000	178,039
Payment of loan acquisition costs	(17,506)	-
Repayments of debt	(189,657)	(121,358)
Proceeds from issuance of redeemable preferred stock	141,840	-
Payments of redeemable preferred stock dividends	(931)
Issuance of common stock	10,229	-
Member distributions	(21,830)	(53,400)
Payment to shareholders associated with Atlas Business Combination	(226,318)	-
Payment of contingent earn-out	-	(2,500)
Net cash provided by financing activities	15,827	781

Net change in cash and equivalents	(3,304)	3,632

Cash and equivalents - beginning of period	20,185	6,509

Cash and equivalents - end of period	$16,881	$10,141

Supplemental information:
Cash paid during the period for:
Interest	$9,009	$2,053
Taxes	-	195

Capital assets financed	94	-
Contingent consideration share settled	1,060	-
Dividends due on redeemable preferred stock	1,819	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL

(in thousands)

	Consolidated Statement of Shareholders’ Equity and Members’ Capital
	Class A Common Stock		Class B Common Stock		Additional Paid in	Members’	Non- Controlling	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Interests	Earnings	Equity
Balance at December 31, 2018						171,794			171,794
Member distributions						-			-
Equity based compensation						56			56
Net income						735			735
Balance at March 31, 2019		-		-	-	172,585	-	-	172,585
Member distributions						(53,400)			(53,400)
Equity based compensation						513			513
Net income						4,128			4,128
Balance at June 30, 2019		-		-	-	123,826	-	-	123,826

Balance at December 31, 2019						127,443			127,443
Member distributions						(21,830)			(21,830)
Equity based compensation						9,845			9,845
Net (loss) prior to Atlas Business Combination						(21,047)			(21,047)
Recapitalization in connection with Atlas Business Combination	5,767	1	23,974	2	(23,632)	(94,411)	(96,990)		(215,030)
Net (loss) post Atlas Business Combination							(1,451)	(1,071)	(2,522)
Dividends on redeemable preferred stock							(1,809)	(435)	(2,244)
Balance at March 31, 2020	5,767	1	23,974	2	(23,632)	-	(100,250)	(1,506)	(125,385)
Equity based compensation					190				190
Net income							1,773	472	2,245
Dividends on redeemable preferred stock							(3,654)	(879)	(4,533)
Balance at June 30, 2020	5,767	1	23,974	2	(23,442)	-	(102,131)	(1,913)	(127,483)

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

The Company has more than 135 offices in 41 states and employs more than 3,200 employees and is headquartered in Austin, Texas.

The Company provides public and private sector clients with comprehensive support in managing large-scale infrastructure improvement programs including engineering, design, program development/management, compliance services acquisition and project control services, as well as construction engineering and inspection and materials testing.

Services are provided throughout the United States and its territories to a broad base of clients with no single client representing 10% or more of our revenues for either the quarter ended June 30, 2020 or 2019. Services are rendered primarily on a time and materials and cost-plus basis with approximately 90% of our contracts on that basis and the remainder represented by firm fixed price contracts.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable and Accrued Billings

The Company records its trade accounts receivable and unbilled receivables at their face amounts less allowances. On a periodic basis, the Company monitors the trade accounts receivable and unbilled receivables from its customers for any collectability issues. The allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. As of June 30, 2020 and December 31, 2019, the allowance for trade accounts receivable was $2.9 million and $2.1 million, respectively, while the allowance for unbilled receivables was $0.7 million and $0.6 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

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

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. There were no impairment charges for the three months or six months ended June 30, 2020 and 2019.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through multiple valuation techniques, and weight the results accordingly. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the three or six months ended June 30, 2020 and 2019.

Revenue Recognition

During the fourth quarter of 2019, we adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2019. We utilize the portfolio method practical expedient, which allows companies to account for multiple contracts as a portfolio, instead of accounting for them on a contract by contract basis (commonly known as the contract method). For our time and materials contracts, we apply the as- invoiced practical expedient, which permits us to recognize revenue as the right to invoice for services performed. The new standard did not materially affect our consolidated net income, financial position, or cash flows.

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

The Company earned approximately 90% of its revenues under T&M contracts during the three and six months ended June 30, 2020 and 2019.

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

The Company’s performance obligations are satisfied as work progresses or at a point in time. Revenue on our cost- reimbursable contracts is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer. Contract costs include labor, subcontractors’ costs and other direct costs.

Gross revenue from services transferred to customers at a point in time is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

As of June 30, 2020 and December 31, 2019, we had $621 million and $601 million of remaining performance obligations, or backlog, respectively of which $373 million and $371 million, respectively or 60% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in backlog. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). Billed and unbilled receivables are reflected on the face of the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date and is reported within “other current liabilities” on the Consolidated Balance Sheet. This liability was $279 thousand and $343 thousand as of June 30, 2020 and December 31, 2019, respectively. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $32 thousand for the three months ended June 30, 2020 and 2019, respectively, and $64 thousand for the six months ended June 30, 2020 and 2019, respectively.

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

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During the course of its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at June 30, 2020 and December 31, 2019 was $813 thousand.

Disaggregation of Revenues

As described further in Note 2 – Summary of Significant Accounting Policies, the Company has one operating segment, Engineering, Testing, Inspection and Other Consultative Services, which reflects how the Company is being managed. The Company provides public and private sector clients with comprehensive support in managing large-scale infrastructure improvement programs including engineering, design, program development/management, compliance services acquisition and project control services, as well as construction engineering and inspection and materials testing. Public sector clients approximate one-third of the Company’s revenues in each reporting period presented.

All services performed by the Company are rendered in the United States and its territories via two contract types, time and materials or fixed price contracts. The Company derives 90% of its revenues from T&M contracts, the remainder are earned under fixed price contracts.

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

The following table summarizes the changes in the fair value of estimated contingent consideration:

Contingent consideration, as of December 31, 2019	$1,060
Additions for acquisitions	5,625
Reduction of liability for payment made	(1,060)
Total contingent consideration, as of June 30, 2020	5,625
Current portion of contingent consideration	-
Contingent consideration, less current portion	$5,625

Equity Based Compensation

The Company recognizes the cost of services received in an equity based payment transaction with an employee as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

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

Consistent with the change in control provisions within the agreements, the Company fully expensed the remaining unamortized value of the stock awards that vested upon the completion of the Atlas Business Combination during the quarter ended March 31, 2020. However, the Company granted restricted stock units during the second quarter of its fiscal year as a means to reward and retain selected management personnel. Please refer to Note 10 – Equity Based Compensation for further information.

Equity compensation was $190 thousand and $513 thousand for the three months ended June 30, 2020 and 2019, respectively, and $10,035 thousand and $569 thousand for the six months ended June 30, 2020 and 2019, respectively.

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

The State of Texas imposes a margin tax, with an effective rate of 0.7%, based on the prior year’s Texas-sourced gross receipts. This tax is treated as an income tax and accrued in the accounting period in which the taxable gross receipts are recognized. The State of Texas margin tax was insignificant in the three months and six months ended June 30, 2020 and 2019.

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

Deferred taxes consisted of the following:

	June 30, 2020	December 31, 2019

	($’s in millions)
Asset:
Current	$0.1	$-
Noncurrent	13.0	-
Deferred tax asset, gross	13.1	-
Valuation allowance	(13.1)	-
Deferred tax asset, net	$-	$-

Liability:
Current	$-	$-
Noncurrent	0.6	0.6
Deferred tax liability, gross	0.6	0.6
Valuation allowance	-	-
Deferred tax liability, net	$0.6	$0.6

There are no net operating loss carryforwards. The Company records its deferred tax liabilities in other long-term liabilities within its Consolidated Balance Sheet.

Income tax expense was $0.0 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively and $0.0 and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

Income tax expense for the three and six months ended June 30, 2019 and the period beginning January 1, 2020 through the Closing Date differs from the 21% statutory federal tax rate and various state tax rates applied to the Company’s pre-tax income due to only certain C-Corp subsidiaries being subject to recognition of federal or state income taxes in the Company’s Consolidated Statement of Operations.

The rate reconciliation for the period from the Atlas Business Combination through June 30, 2020 is as follows:

	Three Months Ended June 30, 2020	Atlas Business Combination Through June 30, 2020

Pre-tax (income) loss	(2,245)	$277
Statutory tax rate	26%	26%
Tax (expense) benefit	(584)	72
Deferred tax asset valuation reserve	584	(72)
Income tax expense, net	$-	$-

Redeemable Preferred Stock

On February 14, 2020, in connection with the consummation of the Atlas Business Combination, Holdings and GSO COF III AIV-2 LP (“GSO AIV-2”) entered into a subscription agreement, dated February 14, 2020 (the “Subscription Agreement”) pursuant to which, GSO AIV-2 purchased 145,000 units of a new class of Series A Senior Preferred Units of Holdings (the “Preferred Units”) at a price per Preferred Unit of $978.21 for an aggregate cash purchase price of $141,840,450, which represents a 2.179% original issue discount on the Preferred Units (such purchase, the “GSO Placement”).

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

The Preferred Units have a liquidation preference of $1,000 per Preferred Unit (the “Liquidation Preference”).

Subject to any limitations set forth in the Atlas Credit Agreement (as defined in Note 7 – Long-Term Debt), the Preferred Units pay a dividend of 5% per annum, plus either an additional 6.25% per annum in cash or 7.25% per annum in additional Preferred Units, at Holdings’ option, payable quarterly in arrears.

If a cash dividend is not able to be made because of a limitation under the Atlas Credit Agreement, then the Liquidation Preference with respect to any Unit shall increase to 3.5625% in any quarter until a cash dividend can be made.

The Preferred Units do not possess voting rights and are not convertible into any other security of Holdings.

Holdings may redeem the Preferred Units beginning on the second anniversary of the Closing Date at a price of 103% of the Liquidation Preference (the “Redemption Premium”), and on the third anniversary of their issuance at the Liquidation Preference, in each case plus accrued and unpaid dividends. The Preferred Units may only be redeemed by Holdings within the first two years of the Closing Date upon a change of control as described below, in which case such Preferred Units will be redeemed at a customary make- whole amount as if the Preferred Units were redeemed on the second anniversary.

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

Redeemable preferred stock, as of December 31, 2019	$-
Additions	141,840
Accrued paid in kind dividends	3,988
Accretion of discount	38
Redeemable preferred stock, as of June 30, 2020	$145,866

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

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the requirements of ASU 2016-02 and its impact on the consolidated and combined financial statements.

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

NOTE 3 – ATLAS BUSINESS COMBINATION

On the Closing Date, the Company completed the acquisition of Atlas Intermediate and its subsidiaries and in return the Atlas Intermediate members: (i) received 24.0 million shares of Class B common stock in the Company, (ii) repaid the $171.5 million of outstanding debt and interest accrued and due lender, (iii) payment of $10.9 million of seller incurred acquisition-related costs, (iv) settlement $1.1 million of contingent consideration associated with the SCST, Inc. acquisition and (v) paid $2.2 million of change in control payments due certain executives. This was paid for with: (i) $20.7 million of cash raised from SPAC shareholders and the private placement discussed herein, (ii) the issuance of redeemable preferred stock in the amount of $141.8 million and (iii) the issuance of new debt in the amount of $271.0 million discussed in Note 7 – Long-Term Debt.

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

NOTE 4 – BUSINESS ACQUISITIONS

In February 2020, the Company acquired Long Engineering (“LONG”), a land surveying and engineering company headquartered in Atlanta, Georgia. The aggregate purchase price consideration paid in connection with this stock acquisition was $10.5 million in cash, subject to customary closing working capital adjustments plus an earnout of up to $12 million upon the achievement of certain financial targets to be paid upon the first, second and third anniversaries of the closing.

The Company did not acquire any entities during 2019.

Acquisition costs of approximately $0.6 million have been expensed in 2020 in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition:

Cash	$-
Accounts receivable	4,846
Property and equipment	1,423
Other long-term assets	14
Intangible assets	3,491
Liabilities	(778)

Net assets acquired	$8,996

Consideration paid (cash and rollover equity)	$10,500
Contingent earnout liability at fair value (cash)	5,625

Total consideration	16,125

Excess consideration over the preliminary amounts assigned to the net assets acquired (goodwill)	$7,129

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company depreciates its assets on a straight-line basis over the assets’ useful lives, which range from 3 to 10 years. Property and equipment consist of the following:

	June 30,	December 31,	Average
	2020	2019	life

Furniture and fixtures	$3,071	$2,793	3-5 years
Equipment and vehicles	31,959	29,504	3-10 years
Computers	19,349	15,122	3 years
Leasehold improvements	5,065	4,936	3-5 years
Construction in progress	48	2,503
Less: Accumulated depreciation and amortization	(44,053)	(40,034)

	$15,439	$14,824

Property and equipment under capital leases:

	June 30,	December 31,
	2020	2019

Computer equipment	$1,532	$1,241
Less accumulated depreciation	(783)	(557)
	$749	$684

Capital leases for computer equipment have an average lease term of five years with minimum lease payments as follows:

2020 (six months remaining)	$165
2021	354
2022	353
2023	269
2024	73
Thereafter	-
$1,214

Depreciation expense was approximately $1.5 million for the three months ended June 30, 2020 and 2019, respectively and $2.9 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 6 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows:

Balance as of December 31, 2019	$85,125
Acquisitions	7,129
Disposals	-
Measurement period adjustments	-
Balance as of June 30, 2020	$92,254

The Company did not recognize any impairments of goodwill in the three or six months ended June 30, 2020 or 2019.

Intangible assets as of June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020			December 31, 2019			Remaining
	Gross amount	Accumulated amortization	Net book value	Gross amount	Accumulated amortization	Net book value	useful life (in years)
Definite life intangible assets:
Customer relationships	$109,130	$(28,940)	$80,190	$106,620	$(23,759)	$82,861	18.8
Tradenames	19,601	(11,487)	8,114	18,620	(9,282)	9,338	9.8
Non-competes	600	(503)	97	600	(410)	190	2.5

Total intangibles	$129,331	$(40,930)	$88,401	$125,840	$(33,451)	$92,389

Amortization expense for the three months ended June 30, 2020 and 2019 was $3.8 million and $3.7 million, respectively, and was $7.5 million and $7.6 million for the six months ended June 30, 2020 and 2019, respectively.

Amortization of intangible assets for the next five years and thereafter is expected to be as follows:

2020 (six months remaining)	$6,984
2021	11,860
2022	11,267
2023	10,978
2024	10,924
Thereafter	36,388
$88,401

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

ATC Group Partners (“ATC”) had a business loan agreement (the “Loan Agreement”) maturing on January 29, 2020. The Loan Agreement included a revolving credit facility that shall not exceed $45 million. Security for the loan was provided by a first- priority interest in substantially all of ATC’s assets and a promissory note. Borrowings under the Loan Agreement bear interest at the one-month London Interbank Offered Rate (LIBOR) plus a margin based on the total leverage ratio as defined in the Loan Agreement.

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

The Atlas Credit Facility was scheduled to mature in March 2024. However, in connection with the consummation of the Atlas Business Combination, the Atlas Credit Facility was repaid and a new credit arrangement (the “Atlas Credit Agreement”) was entered into with Macquarie Capital (the “Lender” or “Lead Arranger”). The Atlas Credit Agreement called for a term loan (the “Term Loan”) in the amount of $281.0 million and revolving letter of credit (the “Revolver”) in the amount of $40.0 million of which $24.0 million was drawn upon through June 30, 2020. The term loan proceeds were used to repay the existing Atlas Credit Facility in the amount of $171.0 million and partially fund the Atlas Business Combination and the LONG acquisition.

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

The modifications to the Atlas Credit Agreement resulted from the exercise of the market-flex rights by the lead arranger in connection with the syndication process, which, in addition, required the payment of an upfront fee in an amount equal to 2% of the currently outstanding Term Loans, which was paid during April 2020. The market-flex rights were included in the Atlas Credit Agreement and were exercised by the lead arranger upon completion of the time period allowed to complete a syndication process.

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of June 30, 2020 and December 31, 2019, respectively.

Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019

Atlas credit facility - term loan	$-	$136,844
Atlas credit agreement - term loan	277,488	-
Atlas credit facility - revolving loan		34,300
Atlas credit agreement - revolving	24,000	-

Subtotal	301,488	171,144

Less: Loan costs, net	(16,523)	(1,712)

Less current maturities of long-term debt	(14,050)	(10,875)

Long-term debt	$270,915	$158,557

Aggregate long-term principal payments subsequent to June 30, 2020, are as follows (amounts in thousands):

2020 (six months remaining)	$7.025
2021	14.050
2022	14.050
2023	14.050
2024	14.050
Thereafter	238.263
$301.488

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

The following table summarizes the changes in the outstanding stock and warrants from the Closing Date through June 30, 2020:

	Class A Common Stock	Class B Common Stock	Warrants	Private Placement Warrants
Beginning Balance, as of Closing Date	5,767,342	23,974,368	20,000,000	3,750,000
Issuances	-	-	-	-
Transfers to Class A from Class B	-	-	-	-
Shares Outstanding at June 30, 2020	5,767,342	23,974,368	20,000,000	3,750,000

Class A Common Stock – At June 30, 2020, there were 5,767,342 shares of Class A common stock issued and outstanding. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At June 30, 2020, there were 23,974,368 shares of Class B common stock issued and outstanding. Class B common stock was issued to the holders of Holding Units in Atlas Intermediate in connection with the Atlas Business Combination and are non-economic but entitle the holder to one vote per share. The Company is not authorized to issue any additional shares of Class B common stock with a par value of $0.0001 per share.

Public Warrants – In November 2018, the Company consummated its initial public offering of units, each consisting of one share of Class A common stock and one-half of one warrant (“Public Warrant”). At June 30, 2020, there were 20,000,000 Public Warrants outstanding. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Public Warrants will expire five years after the closing of the Atlas Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Private Placement Warrants – Upon closing of the Boxwood initial public offering, the Sponsor purchased an aggregate of 3,750,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50. The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis. At June 30, 2020, there were 3,750,000 Private Placement Warrants outstanding.

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

(Loss) per share was calculated as follows:

	Three Months Ended June 30, 2020	Closing Date Through June 30, 2020
Numerator:
Net income (loss) post Atlas Business Combination	$2,245	$(277)
Provision for non-controlling interest	1,881	5,141
Redeemable preferred stock dividends	(4,533)	(6,777)
Net (loss) attributable to Class A common shares - basic and diluted	$(407)	$(1,913)

Denominator:
Weighted average shares outstanding - basic and diluted	5,767,342	5,767,342

Net (loss) per Class A common share, basic and diluted	$(0.07)	$(0.33)

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods:

	Three Months Ended June 30, 2020	Closing Date Through June 30, 2020
Warrants	20,000,000	20,000,000
Private placement warrants	3,750,000	3,750,000
Total	23,750,000	23,750,000

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

The following summarizes the activity of Class A unit awards during the period ended June 30, 2020:

	Number of unvested Class A units	Grant date fair value
Unvested Class A units as of December 31, 2019	1,226	$12,117
Granted	-	-
Vested and converted to Class B Common Stock	(1,226)	-
Forfeited	-	-
Unvested Class A units as of June 30, 2020	-	$12,117

Equity compensation relating to the Class A units that were converted to Class B Common Shares upon the Atlas Business Combination was $9,845 thousand and $56 thousand for the quarters ended March 31, 2020 and 2019, respectively, and $569 thousand for the six months ended June 30, 2019.

During the second quarter of 2020, the Company awarded 510,136 restricted share units (“RSUs”) to approximately ninety employees at a grant day fair market value of $8.95 per share. The Company estimates the fair value of the RSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable vesting period. The vesting period for these RSUs is equal annual tranches, pro ratably over three years, and there is no performance requirement attached to the RSUs other than continued service to the Company. The Company expensed $190 thousand during the three months ended June 30, 2020.

NOTE 11 – RELATED-PARTY TRANSACTIONS

During the six months ended June 30, 2020 and 2019, the Company leased office space from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Statement of Operations in the amount of $160 thousand and $161 thousand for the quarters ended June 30, 2020 and 2019, respectively, and $322 thousand and $323 thousand for the six months ended June 30, 2020 and 2019, respectively.

During the three months ended June 30, 2020 and 2019, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $73 thousand and

$14 thousand, respectively. Related party revenues were $126 thousand and $47 thousand for the six months ended June 30, 2020 and 2019, respectively.

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

On February 14, 2020, the Company entered into a non-interest bearing short-term loan with the former owners of Atlas Intermediate to purchase insurance contracts in the amount of $1.4 million. The loan has not been repaid as of the date of these financial statements and is accounted for in Accrued Liabilities within the Consolidated Balance Sheet. This was repaid during the quarter ended June 30, 2020.

NOTE 12 — EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board of Managers, make additional contributions to these plans. The Company has expensed $1.8 and $1.1 million for the three months ended June 30, 2020 and $3.1 million, respectively, and $2.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

The P&I service line’s activity in the combined balance sheet and combined statement of cash flows were not material. The loss from discontinued operations presented in the combined statement of operations for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-
Cost of revenues	-	(177)	-	(177)
Operating expenses	-	113	-	(36)
Operating loss	-	(64)	-	(213)
Depreciation and amortization	-	-	-	-
Other Income/(Expense)	-	-	-	-
Loss from discontinued operations	$-	$(64)	$-	$(213)

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

Future minimum payments under noncancelable operating leases as of June 30, 2020 are as follows:

2020 (six months remaining)	$5,806
2021	8,974
2022	6,478
2023	6,049
2024	3,031
Thereafter	3,860
$34,198

Rental expense associated with facility and equipment operating leases for the three months ended June 30, 2020 and 2019 was $3.2 million and $3.2 million, respectively, and $6.3 million and $5.9 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 15 – COVID-19 PANDEMIC

In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included stay-at-home orders and restrictions on the operations of businesses, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity, volatility in the financial markets and an economic downturn.

As a result, there have been three financial responses from the U.S. Government in addition to interest rate cuts by the U.S. Federal Reserve Board which were initially done to stabilize the U.S. stock markets. They include: the Coronavirus Preparedness and Response Supplemental Appropriations Act of 2020, the Families First Coronavirus Response Act, and the Coronavirus Aid, Relief and Economic Security (CARES) Act of 2020 (the “CARES Act”).

In connection with the CARES Act, we have opted to defer the deposit and payment of the employer’s share of Social Security taxes. Under the CARES Act, deferrals are currently allowed from March 27, 2020 through December 31, 2020. The Company has not taken any other additional assistance under the CARES Act nor expects any other tax benefits derived from the program.

During the second quarter of 2020, we reduced our workforce through various actions. We routinely assess our staffing levels to make certain that we continue to appropriately service our clients and maintain shareholder value. As a safety focused organization, we have encouraged our employees to work from home wherever possible and to honor all shelter in place rules put forth by their State or local governments.

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

We are in compliance with our debt covenants as of June 30, 2020 and we expect that we will continue to be for the foreseeable future.

NOTE 16 – SUBSEQUENT EVENT

On July 29, 2020, the Company entered into a definitive agreement to acquire Alta Vista Solutions, Inc. (“Alta Vista”).  The purchase agreement calls for the Company to pay Alta Vista up to $14.6 million in the form of cash and stock consideration upon closing, which is expected in the third quarter 2020.  Consideration may also be increased or decreased based on results in future years.  Final value will be subject to customary closing working capital adjustments and the resolution of certain contingencies.

Alta Vista is headquartered in Oakland, California and provides testing and inspection services primarily to infrastructure clients.  Alta Vista has 100 employees and has offices in California and New York.

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

For purposes of this section, “we,” “us,” “our,” the “Company” and “Atlas” refers to Atlas Technical Consultants, Inc.(formerly named Boxwood Merger Corp.) and its subsidiaries. The Atlas Business Combination  (as defined below) was accounted for as a reverse recapitalization where the Company was the legal acquirer but treated as the accounting acquiree. All references to operations prior to the Atlas Business Combination reflect the results of Atlas Intermediate Holdings LLC, a Delaware limited liability company (“Atlas Intermediate”) and its subsidiaries. Since Atlas Intermediate was determined to be the accounting acquirer, the information included below will include the results of Atlas Intermediate and its subsidiaries through the Atlas Business Combination and will include the Company, including Atlas Intermediate, for transactions occurring after the Atlas Business Combination.

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

Headquartered in Austin, Texas, we are a leading provider of professional and technical testing, inspection engineering and consulting services, offering solutions to public and private sector clients in the transportation, commercial, water, government, education and industrial markets. With approximately 135 offices located throughout the United States, we provide a broad range of mission-critical technical services, helping our clients test, inspect, plan, design, certify and manage a wide variety of projects across diverse end markets.

We act as a trusted advisor to our clients, helping our clients design, engineer, inspect, manage and maintain civil and commercial infrastructure, servicing the existing structures as well as helping to build new structures. However, we do not perform any construction, and do not take construction risk.

We provide a broad range of mission-critical technical services, ranging from providing inspection services in small projects to managing significant aspects of large, multi-year projects. For the six months ending June 30, 2020, we:

●	Performed more than 20,000 projects, with average revenue per project of less than $10,000; and

●	Delivered more than 90% of our projects under “time & material” and “cost-plus” contracts.

We have long-term relationships with a diverse set of clients, providing a base of repeating clients, projects and revenues. Approximately 90% of our revenues are derived from projects that have used our services at least twice in the past three years and more than 95% of our revenues are generated from client relationships longer than 10 years, with greater than 25% of revenues generated from relationships longer than 30 years. Examples of such long-term customers include the Texas Department of Transportation, US Postal Service, Gwinnett County Georgia, New York City Housing Authority, San Francisco International Airport, Stanford University, Port of Oakland, United Rentals, Inc., Speedway, Walmart, Inc., and Apple Inc.

Our broad base of customers spans a diverse set of end markets including the transportation, commercial, water, government, education and industrial sectors. Our customers include government agencies, quasi-public entities, schools, hospitals, utilities and airports, as well as private sector clients across many industries.

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes scientists, engineers, inspectors and other field experts. As of June 30, 2020, our technical staff represented 75% of our 3,200 employees. Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of June 30, 2020, our contracted backlog was estimated to be approximately $621 million. See “—Backlog” below for additional information relating to our backlog.

For the three months ended June 30, 2020, we recognized approximately $112.7 million of gross revenues, ($0.4) million of net loss relating to the holders of our Class A common stock, par value $0.0001 per share (the “Class A common stock”), and $15.4 million of adjusted EBITDA. For the six months ended June 30, 2020, we recognized approximately $222.0 million of gross revenues, ($1.9) million of net loss relating to the holders of our Class A common stock, par value $0.0001 per share (the “Class A common stock”), and $28.3 million of adjusted EBITDA. For a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to historical combined net income (loss), see “—Non-GAAP Financial Matters” below.

COVID-19 Pandemic

The domestic and global crisis resulting from the outbreak of the COVID-19 pandemic, and the measures being taken to address and limit the spread of the virus, have already adversely affected the U.S. economy and financial markets, resulting in an economic downturn that has negatively impacted the demand for our services. This crisis has affected our operations and liquidity in a number of ways. Project delays have negatively impacted our revenue, and if continued or exacerbated, could result in a material adverse effect to our business. Additionally, a prolonged downturn could ultimately result in an overall decrease in demand for our services. Although we cannot currently predict with certainty the full extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted, we will continue to monitor the safety of our employees during the COVID-19 pandemic, and we are evaluating, and will continue to evaluate, the impact of COVID-19 on our current projects. Our top priority is to protect our employees and their families, as well as our clients.

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

Adjusted EBITDA

We view adjusted EBITDA, which is a non-GAAP financial measure, as an important indicator of performance. We define adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization and adjustments for certain one- time or non-recurring items adjustments. For more information on adjusted EBITDA, as well as a reconciliation to the most directly comparable GAAP measure, please see “—Non-GAAP Financial Measures” below.

COMPONENTS AND FACTORS AFFECTING OUR OPERATING RESULTS

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

Redeemable Preferred Stock Dividends

On February 14, 2020, in connection with the consummation of the Atlas Business Combination, Holdings and GSO COF III AIV-2 LP (“GSO AIV-2”) entered into a subscription agreement (the “Subscription Agreement”) pursuant to which, GSO AIV-2 purchased 145,000 units of a new class of Series A Senior Preferred Units of Holdings (the “Preferred Units”) at a price per Preferred Unit of $978.21 for an aggregate cash purchase price of $141,840,450, which represents a 2.179% original issue discount on the Preferred Units (such purchase, the “GSO Placement”).

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

Holdings may redeem the Preferred Units beginning on the second anniversary of the Closing Date at a price of 103% of the Liquidation Preference (the “Redemption Premium”), and on the third anniversary of their issuance at the Liquidation Preference, in each case plus accrued and unpaid dividends. The Preferred Units may only be redeemed by Holdings within the first two years of the Closing Date upon a change of control as described below, in which case such Preferred Units will be redeemed at a customary make- whole amount as if the Preferred Units were redeemed on the second anniversary.

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

Net Income (loss) Attributable to Class A Common Stock (Previously Members)

Net income (loss) attribution to holders of our Class A common stock represents our results after the provision for non- controlling interest, the effect of all taxes under the Up-C structure for the period subsequent to the Atlas Business Combination, and dividends due on redeemable preferred stock.

Net income (loss) for the historical results of Atlas Intermediate prior to the Atlas Business Combination are also reported within this line item.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)

Revenues	$112,715	$123,669	$222,017	$229,280

Cost of revenues	(58,714)	(68,452)	(117,612)	(125,624)
Operating expenses	(45,376)	(47,236)	(113,741)	(92,105)

Operating income (loss)	8,625	7,981	(9,336)	11,551

Interest expense	(6,398)	(3,149)	(12,038)	(5,534)
Other income (expense)	18	(486)	50	(782)

Income (loss) before income taxes	2,245	4,346	(21,324)	5,235
Income tax expense	-	(154)	-	(159)

Net income (loss) from continuing operations	2,245	4,192	(21,324)	5,076

Loss from discontinued operations	-	(64)	-	(213)

Net income (loss)	2,245	4,128	(21,324)	4,863

Provision for non-controlling interest	1,881	-	5,141	-

Redeemable preferred stock dividends	(4,533)	-	(6,777)	-

Net (loss) income attributable to Class A common stock shareholders/members	$(407)	$4,128	$(22,960)	$4,863

(Loss) Per Class A Common Share	$(0.07)	N/A	$(0.33)	N/A

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	5,767,342	N/A	5,767,342	N/A

Comparison of the three months and six months ended June 30, 2020 to the three and six months ended June 30, 2019, respectively:

Overview of Financial Results

This quarter, we saw an increase in our backlog to $620.7 million or 1.6% compared to June 30, 2019. Revenues were lower this quarter in comparison to the comparable prior quarter due to the effects of the COVID-19 pandemic due to shelter in place orders in select markets but operating income increased slightly due to our cost containment efforts at the pandemic’s onset.

Interest expense was higher due to the higher borrowings associated with the Atlas Business Combination and the dividends on redeemable preferred stock were a result of the Atlas Business Combination.

Revenue

Revenue for the three months ended June 30, 2020 decreased ($11.0) million, or (9%), to $112.7 million as compared to $123.7 million for the corresponding prior year period.

The decrease in revenue for the three months ended June 30, 2020 was primarily attributable to shelter in place orders in large metropolitan areas on the West Coast and Eastern seaboard in the amount of ($15.4) million. The completion of the acquisition of Long Engineering (“LONG”) in February 2020 served to add $4.4 million to our quarterly revenues along with our expansion into new markets in Texas offset the decrease in revenues associated with COVID-19.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2020 decreased ($9.8) million, or (14%), to $58.7 million as compared to $68.5 million for the corresponding prior year period. The decrease in cost of revenues was due mainly to the decrease in revenues but the percentage decrease was higher than the revenue decrease of (9%) due to the fact that a contract that did not recur in 2020 relied significantly on outside subcontractors.

We earn a lower margin on work performed by others than that performed by ourselves. This is evidenced by the fact that cost of revenue, as a percentage of revenue, decreased to 52.1% from 55.4% for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019.

Operating Expense

Operating expense for the three months ended June 30, 2020 decreased ($1.9) million, or (4%), to $45.4 million as compared to $47.2 million for the corresponding prior year period. For the three months ended June 30, 2020, operating expense, as a percentage of revenue, increased to 40.3% from 38.2% for the three months ended June 30, 2019.

The Company made conscious efforts to reduce excess overhead personnel costs via various measures during the current quarter in response to the COVID-19 pandemic. The decrease in costs were not consistent with the decrease in revenues as we remained responsible for the benefits associated with employees either furloughed or covered under union contracts. We also incurred professional service-related fees associated with public company oversight and associated filings.

Interest Expense

Interest expense for the three months ended June 30, 2020 increased $3.3 million or 103%, to $6.4 million as compared to $3.1 million for the corresponding prior year period. The increase in interest expense is due to higher borrowings and interest rates in comparison to the prior year and higher amortization of deferred financing fees for the Atlas Credit Agreement in comparison to Atlas Credit Facility.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2020 and 2019 was $0.0 million and ($0.5) million, respectively. We recorded a lease termination charge associated with an acquired company in 2019, and this did not repeat in 2020.

Income Tax Expense

Income tax expense for the three months ended June 30, 2020 was $0.0 million compared to income tax expense of $0.2 million for the three months ended June 30, 2019.

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

The effective rate of the Company for the three months ended June 30, 2020 was 0% as we did not believe that it was more likely than not that we would utilize the benefit or deferred tax asset generated by applying the statutory rate of 26% to our pre-tax loss that resulted during the three months ended June 30, 2020. As such, we fully reserved for the deferred tax asset which reduced our effective tax rate to 0%.

Loss From Discontinued Operations

Other loss from discontinued operations for the three months ended June 30, 2020 decreased ($0.1) million, or 100%, to $0.0 million as compared to $0.1 million for the corresponding prior year period.

The decrease in loss from discontinued operations for the three months ended June 30, 2020 was attributable to the closure of the Power & Industrial (P&I) business unit in late 2018 with some closing transactions recorded in 2019.

Provision for Non-controlling Interest

The provision for non-controlling interest for the three months ended June 30, 2020 increased by $1.9 million or 100% to $1.9 million from $0.0 million for the corresponding prior year period. This increase is due to reverse recapitalization created by the Atlas Business Combination whereby the holders of our Class B common stock only share in the results of Atlas Intermediate and its subsidiaries based upon their ownership percentage in relation to total common stockholders. This treatment is effective from the Atlas Business Combination until the exchange of Class B common stock to Class A common stock.

Redeemable Preferred Stock Dividends

Redeemable preferred stock dividends for the three months ended June 30, 2020 increased by $4.5 million or 100% to $4.5 million from $0.0 million for the quarter ended June 30, 2019. This increase is due to $141.8 million of redeemable preferred stock that we issued in connection with the Atlas Business Combination.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019:

Overview of Financial Results

For the six months ended June 30, 2020, we have seen an increase in our backlog to a record level of $620.7 million or 1,6% compared to June 30, 2019. Revenues were slightly lower in comparison to the comparable period due to the effects of the COVID-19 pandemic. We have incurred an operating loss thus far due to the costs associated with the consummation of the Atlas Business Combination in the first quarter.

Interest expense was higher due to the higher borrowings associated with the Atlas Business Combination and the dividends on redeemable preferred stock were also a result of the Atlas Business Combination.

Revenue

Revenue for the six months ended June 30, 2020 decreased ($7.3) million, or (3%), to $222.0 million as compared to $229.3 million for the corresponding prior year period.

The decrease in revenue for the six months ended June 30, 2020 was primarily attributable to shelter in place orders in large metropolitan areas on the West Coast and Eastern seaboard in the amount of ($15.2) million. The completion of the acquisition of Long Engineering (“LONG”) in February 2020 served to add $6.4 million to our quarterly revenues along with our expansion into new markets in Texas offset the decrease in revenues associated with COVID-19.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2020 decreased ($8.0) million, or (6%), to $117.6 million as compared to $125.6 million for the corresponding prior year period. The decrease in cost of revenues was due mainly to the decrease in revenues but the percentage decrease was higher than the revenue decrease of (3%) due to the fact that a contract that did not recur in 2020 relied significantly on outside subcontractors.

We earn a lower margin on work performed by others than that performed by ourselves. This is evidenced by the fact that cost of revenue, as a percentage of revenue, decreased to 53.0% from 54.8% for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019.

Operating Expense

Operating expense for the six months ended June 30, 2020 increased $21.6 million, or 23%, to $113.7 million as compared to $92.1 million for the corresponding prior year period. For the six months ended June 30, 2020, operating expense, as a percentage of revenue, increased to 51.2% from 40.2% for the six months ended June 30, 2019.

The increase in operating expense for the six months ended June 30, 2020 was primarily attributable to the consummation of the Atlas Business Combination as the Company expensed $7.0 million of acquisition related costs and $12.0 million of costs incurred with change of control provisions contained within employment agreements and our former Management Incentive Plan. These transaction-related items comprised 8.5% of the 11.0% change in operating expenses as a percentage of revenues when comparing the six months ended June 30, 2020 to June 30, 2019. The remainder of the change was primarily associated with public company costs.

Interest Expense

Interest expense for the six months ended June 30, 2020 increased $6.5 million or 118%, to $12.0 million as compared to $5.5 million for the corresponding prior year period. The increase in interest expense is due to higher borrowings and interest rates in comparison to the prior year, the write-off of $1.7 million of deferred financing fees relating to the Atlas Credit Facility, and higher amortization of deferred financing fees for the Atlas Credit Agreement in comparison to Atlas Credit Facility.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2020 and 2019 was $0.0 million and ($0.8) million, respectively. We recorded a lease termination charge and settlements with former owners associated with an acquired company in 2019, and this did not repeat in 2020.

Income Tax Expense

Income tax expense for the six months ended June 30, 2020 was $0.0 million compared to income tax expense of $0.2 million for the six months ended June 30, 2019.

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

The effective rate of the Company for the six months ended June 30, 2020 was 0% as we did not believe that it was more likely than not that we would utilize the benefit or deferred tax asset generated by applying the statutory rate of 26% to our pre-tax loss that resulted during the period between the Atlas Business Combination through June 30, 2020. As such, we fully reserved for the deferred tax asset which reduced our effective tax rate to 0%.

Loss From Discontinued Operations

Other loss from discontinued operations for the six months ended June 30, 2020 decreased ($0.2) million, or 100%, to $0.0 million as compared to $0.2 million for the corresponding prior year period.

The decrease in loss from discontinued operations for the six months ended June 30, 2020 was attributable to the closure of the P&I business unit in late 2018 with some closing transactions recorded in 2019.

Provision for Non-controlling Interest

The provision for non-controlling interest for the six months ended June 30, 2020 increased by $5.1 million or 100% to $5.1 million from $0.0 million for the corresponding period. This increase is due to the reverse recapitalization created by the Atlas Business Combination whereby the holders of our Class B common stock only share in the results of Atlas Intermediate and its subsidiaries based upon their ownership percentage in relation to total common stockholders. This treatment is effective from the Atlas Business Combination until the exchange of Class B common stock to Class A common stock.

Redeemable Preferred Stock Dividends

Redeemable preferred stock dividends for the six months ended June 30, 2020 increased by $6.8 million or 100% to $6.8 million from $0.0 million for the quarter ended June 30, 2020. This increase is due to $141.8 million of redeemable preferred stock that we issued in connection with the Atlas Business Combination.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity and capital resources are our cash and cash equivalents balances, cash flow from operations, borrowings capacity under our Credit Agreement (as defined below), and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents and borrowing capacity under our Atlas Credit Facility and Atlas Loan Agreement will be sufficient to meet projected cash requirements for at least the next twelve months. We continue to assess our business operations and the impact that COVID-19 may have on our financial results and liquidity. Due to the effect of the COVID-19 pandemic and related project delays, we have experienced a reduction in revenues and thus expected cash flows from operations in comparison to the previous comparable period. We will continue to monitor our capital requirements thereafter to ensure our needs are in line with available capital resources and we will continue to monitor the impact of COVID-19 to our liquidity.

Other than the impact on cash flows from operations relating to the decrease in revenues relating to COVID-19, we have not experienced other liquidity decreases.

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	For the six months ended June 30,
	2020	2019
	($ in thousands)
Net cash (used in) provided by operating activities	$(6,250)	$6,942
Net cash used in investing activities	(12,881)	(4,091)
Net cash provided by financing activities	15,827	781
Net (decrease) increase in cash and cash equivalents	$(3,304)	$3,632

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

Cash and Cash Equivalents.

At June 30, 2020 and June 30, 2019 we had $16.9 million and $10.1 million of cash and cash equivalents, respectively. Due to the fact that our operating companies closed on June 26, 2020, the Friday closest to June 30, 2020 as disclosed in Note 1- Organization and Basis of Presentation to our unaudited financial statements as of and for the six months ended June 30, 2020, we collected $5.7 million of cash from June 26, 2020 through June 30, 2020 that was applied to outstanding receivable balances. This did not affect our working capital as of June 30, 2020 or our cash flows generated from operating activities for the six months ended June 30, 2020. However, this would increase our liquidity to $39 million as of June 30, 2020. This situation did not occur at June 30, 2019.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection engineering and consulting services.

Net cash used in operating activities was ($6.3) million for the six months ended June 30, 2020, compared to net cash provided of $7.0 million for the six months ended June 30, 2019. The decrease of ($13.3) million was due to payments of accounts payable and accrued expenses mainly relating to costs associated with the Atlas Business Combination and other public company costs.

Investing Activities

Net cash used in investing activities was ($12.9) million for the six months ended June 30, 2020, compared to ($4.1) million for the six months ended June 30, 2019. The $8.8 million increase in cash used was related to our acquisition of LONG in February 2020.

Financing Activities

Net cash provided by financing activities was $15.8 million for the six months ended June 30, 2020, compared $0.8 million for the six months ended June 30, 2019. The $15.0 million increase to net cash provided by financing activities was primarily due to the $10.2 million received from the issuance of Common Stock during the Atlas Business Combination.

The Company did raise additional money during 2020 through the Atlas Credit Agreement, described herein, and the issuance of redeemable preferred stock which was used to pay a distribution to the former owners of Atlas Intermediate, acquire LONG and pay off the Atlas Credit Facility.

Working Capital

Working capital, or current assets less current liabilities, increased $1.6 million, or 2%, to $98.1 million at June 30, 2020 from $96.5 million at June 30, 2019. This increase in working capital is due to the LONG acquisition.

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

The Atlas Credit Facility was scheduled to mature in March 2024. However, in connection with the consummation of the Atlas Business Combination, the Atlas Credit Facility was repaid and a new credit arrangement (the “Atlas Credit Agreement”) was entered into with Macquarie Capital (the “Lender” or “Lead Arranger”). The Atlas Credit Agreement called for a term loan (the “Term Loan”) in the amount of $281.0 million and revolving letter of credit (the “Revolver”) in the amount of $40.0 million of which $24.0 million was drawn upon through June 30, 2020. The term loan proceeds were used to repay the existing Atlas Credit Facility in the amount of $171.0 million and partially fund the Atlas Business Combination and the acquisition of LONG.

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

The modifications to the Atlas Credit Agreement resulted from the exercise of the market-flex rights by the lead arranger in connection with the syndication process, which, in addition, required the payment of an upfront fee in an amount equal to 2% of the currently outstanding Term Loans, which was paid subsequent in April 2020. The market-flex rights were included in the Atlas Credit Agreement and were exercised by the lead arranger upon completion of the time period allowed to complete a syndication process.

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of June 30, 2020 and December 31, 2019, respectively.

Our debt balances are summarized as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Atlas credit facility	$-	$171,144
Atlas credit agreement	301,488	-
Subtotal	301,488	171,144
Less: Loan costs, net	(16,523)	(1,712)
Less current maturities of long-term debt	(14,050)	(10,875)
Long-term debt	$270,915	$158,557

The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2020:

2020 (six months remaining)	$7.0
2021	14.0
2022	14.0
2023	14.0
2024	14.0
Thereafter	238.5
$301.5

Our average effective interest rate on our total debt, exclusive of amortization of deferred debt issuance costs, during the six months ended June 30, 2020 and 2019 was 6.8% and 6.1%, respectively.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated statements for the six months ended June 30, 2020 and 2019 was $12.0 million and $5.5 million, respectively.

Other Commitments and Contingencies

In connection with our acquisition of LONG in February 2020, we may be required to pay $12.0 million in earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisition. We have currently accrued $5.6 million as the fair value of that liability within other long-term liabilities within our Consolidated Balance Sheet at June 30, 2020.

In November 2019, we entered into a financing arrangement of our business-related insurance policies and the amount remaining is $1.6 million as of June 30, 2020.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due, in millions, as of June 30, 2020 are as follows:

2020 (six months remaining)	$5.8
2021	9.0
2022	6.5
2023	6.0
2024	3.0
Thereafter	3.9
$34.2

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no material off-balance sheet arrangements.

Effects of Inflation

Based on the analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Adjusted EBITDA is not a financial measure determined in accordance with GAAP. We define adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation and amortization, further adjusted to reflect non-cash equity compensation as well as certain one-time or non-recurring items.

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

	For the three months ended June 30,		For the six-months ended June 30,
	2020	2019	2020	2019
	(in $ millions)		(in $ millions)
Net (loss) income	$2.2	$4.1	$(21.3)	$4.9
Interest	6.4	3.1	12.0	5.5
Taxes	-	0.2	-	0.2
Depreciation and amortization	5.4	5.4	10.3	10.5
EBITDA	14.0	12.8	1.0	21.1

EBITDA for acquired business prior to acquisition date(1)	$-	$0.9	$0.8	$1.7
One time legal/transaction costs and other non-recurring charges(2)	1.2	3.1	15.9	4.8
Non-cash equity compensation(3)	0.2	0.5	10.6	0.6

Adjusted EBITDA	$15.4	$17.3	$28.3	$28.2

(1)	Includes the EBITDA of LONG (which we acquired in February 2020) for the period January 1, 2020 through the date of the respective acquisition and January 1, 2019 through June 30, 2019.
(2)	Includes professional service-related service fees such as legal, accounting, tax, valuation and other consulting relating as well as change in control payments relating to the Atlas Business Combination. Additionally, it includes other acquisition related professional fees, previous owner expenses and costs to shut down the telecom division.
(3)	Includes the amortization of the unvested portion of our 2017 and 2019 Management Incentive Plan grants that vested immediately upon the change in control provisions contained within the agreements, compensation that was earned and accrued for in the three months ended March 31, 2020 that will be share settled subsequent to June 30, 2020, and the amortization of unvested restricted share units granted in May 2020 to key management personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information called for by this item is not required as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

Other than the items noted below, there have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

The growth of our business through acquisitions may expose us to various risks and we cannot assure you that we will achieve synergies and cost savings in connection with prior or future acquisitions.

We have pursued and selected accretive acquisitions of complementary businesses and technologies in the past and we may continue to do so in the future. We may not achieve anticipated benefits and cost savings in connection with prior or future acquisitions within the anticipated time frames or at all. A variety of risks could cause us not to realize some or all of these expected benefits. These risks include, among others, higher than expected standalone overhead expenses, difficulties in integrating the operations and assets of the acquired business and personnel, delays in the anticipated timing of activities related to such initiatives, potential losses of key employees and customers of the acquired business, and the incurrence of other unexpected costs associated with operating the business. Moreover, our implementation of cost savings initiatives may disrupt our operations and performance, and our estimated cost savings from such initiatives may be based on assumptions that prove to be inaccurate. If, for any reason, the benefits we realize are less than our estimates or our improvement initiatives adversely affect our operations or cost more or take longer to implement than we project, or if our assumptions prove inaccurate, our results of operations may be materially and adversely affected.

In addition, our operating results from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill, or other long-lived assets, particularly if economic conditions worsen unexpectedly. These changes could materially adversely affect our results of operations, financial condition, stockholders’ equity, and cash flows.

Our failure to comply with a variety of complex procurement rules and regulations could damage our reputation and result on our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts, suspension or debarment from government contracting.

We must comply with laws and regulations relating to government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant laws and regulations that affect us include:

●	federal, state, and local laws and regulations (including the FAR) regarding the formation, administration, and performance of government contracts;

●	the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and

●	federal, state, and local laws and regulations regarding procurement integrity including gratuity, bribery and anti-corruption requirements as well as limitations on political contributions and lobbying.

Any failure to comply with applicable laws and regulations could result in contract termination, damage to our reputation, price or fee reductions or suspension or debarment from contracting with the government, each of which could materially adversely affect our business, results of operations and financial condition.

In addition, federal, state, and local government entities may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and may also face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for recompetition.

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

We need to protect our own internal trade secrets and other business confidential information from disclosure. We face a number of threats to our computer and information systems, including risks associated with unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary or classified information. For example, in the past certain of our subsidiaries have been subject to external malicious ransom attacks of their data. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they are still vulnerable to these threats. A user who circumvents security measures can misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we can be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events can damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Class A common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A common stock.

Outbreaks of communicable diseases, including the on-going global pandemic related to COVID-19, have had and could continue to have, directly or indirectly, a material and adverse effect on our business, financial condition and results of operations. The duration and extent to which this will impact our future financial condition and results of operations remains uncertain.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for our services. For example, the domestic and global crisis resulting from the outbreak of the COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have already adversely affected the U.S. economy and financial markets, resulting in an economic downturn that has negatively impacted the demand for our services. Shelter in place orders in large metropolitan areas have negatively impacted our revenue, and it continued or exacerbated, could result in a material effect to our business. Furthermore, the COVID-19 pandemic also raises the possibility of an extended global economic downturn, which could ultimately result in an overall decrease in demand for our services and may impact the ability of our customers to pay for our services. For example, if a client’s financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services.

As a result of the COVID-19 pandemic, we have an increased number of employees working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber-security and data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

At this time we are monitoring, and will continue to monitor, the safety of our employees during the COVID-19 pandemic and the impact of the COVID-19 pandemic on our cash flows and on the credit and financial markets. We are evaluating, and will continue to evaluate, the impact of COVID-19 pandemic on current projects, but the full effects of the COVID-19 pandemic on our operations are still unknown. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees and clients. The extension of mandates for many individuals to substantially restrict daily activities and for business to curtail or cease normal operations within the cities and municipalities we operate in could further negatively impact future results as well as the re-designation of infrastructure spending to non-essential services. Disruptions to capital markets due to the uncertainty surrounding the length and severity of the COVID-19 pandemic could delay the timing of our customers’ capital projects. In addition, the timing of payments from our commercial customers may be impacted.

Catastrophic events may adversely impact our business operations.

Our business operations may be adversely impacted by force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters as well as terrorist attacks. Such events could result in the closure of offices, interruption of projects, and the relocation of employees. We typically remain obligated to perform our services after a such extraordinary events unless the contract contains a force majeure clause that relieves us of our contractual obligations. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our business operations.

Further, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational, support, hosted services, and sales activities. Despite our implementation of network security measures, we are vulnerable to disruption, infiltration, or failure of these systems or third-party hosted services in the event of a major earthquake, fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, lengthy interruptions in our services, breaches of data security, and loss of critical data and could harm our future operating results.

Our largest stockholder collectively holds a substantial majority of our common stock.

Holders of our common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. Bernhard Capital Partners Management, LP and certain related affiliates (“Bernhard Capital Partners”) owns over a majority of the voting power of our common stock. Bernhard Capital Partners has the ability to determine the outcome of certain matters requiring stockholder approval, including mergers and other material transactions, and is able to cause or prevent certain changes in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company. The existence of a significant stockholder may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

So long as Bernhard Capital Partners continues to control a significant amount of our common stock, they will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that a potential transaction is in their own best interests. In any of these matters, the interests of Bernhard Capital Partners may differ or conflict with the interests of our other stockholders. In addition, Bernhard Capital Partners and its affiliates may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Bernhard Capital Partners and its affiliates may acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.

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

Shares of Class A common stock issued pursuant to the terms of the Holdings LLC Agreement or upon exercise of any of our Public Warrants or Private Placement Warrants, will increase the number of shares eligible for resale in the public market.

Pursuant to the terms of Holdings LLC Agreement, Atlas Holdings and its limited partners (the “Continuing Members”) may redeem any or all of the shares of Class B common stock issued to them along with a corresponding number of Holdings Units, for an equal number of shares of Class A common stock. If the underwriters exercise in full their option to purchase additional shares, the selling stockholder will redeem a portion of its Class B common stock and Holdings Units in exchange for the Class A common stock to be sold as part of the exercise of such option.

Furthermore, we have (i) 20,000,000 outstanding exercisable Public Warrants to purchase 20,000,000 shares of Class A common stock at an exercise price of $11.50 per share and (ii) 3,750,000 Private Placement Warrants outstanding exercisable for 3,750,000 shares of common stock at an exercise price of $11.50 per share.

Shares of Class A common stock issued pursuant to the terms of the Holdings LLC Agreement, or upon exercise of any of the Warrants, will increase in the number of shares of Class A common stock eligible for resale in the public market. Additionally, we may sell additional shares of our Class A common stock in subsequent offerings and cannot predict the size of future issuances of our Class A common stock or securities convertible into Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock will have on the market price of our Class A common stock. Sales of a substantial number of such shares in the public market, or the perception that such sales could occur, may adversely affect the market price of Class A common stock.

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

Additionally, on February 14, 2020, in connection with the Atlas Business Combination, the Company issued the Seller 23,974,368 shares of Class B common stock along with an equal number of Holdings Units that are redeemable on a one-for-one basis for shares of Class A common stock in exchange for common units of Atlas TC Holdings LLC held by the Seller pursuant to the Purchase Agreement. The Class B common stock issued was not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
3.2	Second Amended and Restated Bylaws of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
4.1	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.3	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
4.4	Amended and Restated Limited Liability Company Agreement of Atlas TC Holdings LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.1	Form of RSU Award Agreement (Director) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form S-8 filed with the SEC on April 17, 2020).
10.2*†	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and David Quinn.
10.3*†	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and Gary Cappa.
10.4*	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and Walter Powell.
10.5*†	Form of RSU Award Agreement (Employee)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed Herewith

†	Management contract and compensatory arrangement in which any director or named executive officer participates

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August, 2020.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ David D. Quinn, Sr.
Name:	David D. Quinn, Sr.
Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ Walter Powell
Name:	Walter Powell
Title:	Chief Accounting Officer
(Principal Accounting Officer)

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)