Form 10-Q/A
period 2020-03-31
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2020-09-03
CIK 1751143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended March 31, 2020 of Atlas Technical Consultants, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on May 11, 2020 (the “Original Filing”). This Amendment is being filed solely to amend the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 31.1 and 31.2. Specifically, the Company is refiling these certifications solely to include the introductory language of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted from the Company’s certifications in the Original Filing. This Amendment does not alter or affect any other part or any other information originally set forth in the Original Filing. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing or modify or update in any way disclosures made in the Original Filing.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of September, 2020.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ David Quinn
Name:	David Quinn
Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)

2