Form 10-Q/A
period 2020-06-30
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2020-09-03
CIK 1751143

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

 Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended June 30, 2020 of Atlas Technical Consultants, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on August 10, 2020 (the “Original Filing”). This Amendment is being filed solely to amend the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 31.1 and 31.2. Specifically, the Company is refiling these certifications solely to include the introductory language of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted from the Company’s certifications in the Original Filing. This Amendment does not alter or affect any other part or any other information originally set forth in the Original Filing. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing or modify or update in any way disclosures made in the Original Filing.

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