Form 10-Q
period 2020-09-30
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2020-11-09
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	ATCX	Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	ATCXW	Nasdaq Stock Market LLC

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

As of November 9, 2020, 5,838,929 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 24,678,978 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

ATLAS TECHNICAL CONSULTANTS, INC.

Form 10-Q

For the Three and Nine Months Ended September 30, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q for the period ended September 30, 2020 ( the “Quarterly Report”) of Atlas Technical Consultants, Inc. (the “Company”) on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions and estimates, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations of such words and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our expectations and beliefs as of the date of this filing concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions or estimates that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks and uncertainties include, but are not limited to, those described throughout this report, our annual report on Form 10-K for the year ended December 31, 2019 and filed with the Securities and Exchange Commission (“SEC”) on March, 16, 2020, our quarterly report on Form 10-Q for the period ended March 31, 2020 and filed with the SEC on May 11, 2020, as amended, and our quarterly report on Form 10-Q for the period ended June 30, 2020 and filed with the SEC on August 10, 2020, as amended, particularly the “Risk Factors” sections of such reports and the factors described below:

●	the effect, impact, potential duration or other implications of the novel coronavirus 2019 (“COVID-19”) pandemic and any expectations we may have with respect thereto;

●	the adequacy of our efforts to mitigate cyber security risks and threats, especially with a significant number of employees working remotely due to the COVID-19 pandemic;

●	Operational challenges related to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;

●	the ability to maintain the listing of our Class A common stock on the Nasdaq following the Atlas Business Combination (as defined herein);

●	our access to capital to fund expansions, acquisitions, and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

●	our public securities’ potential liquidity and trading;

●	changes adversely affecting the business in which we are engaged;

●	the risks associated with cyclical demand for our services and vulnerability to industry downturns and regional and national downturns;

●	fluctuations in our revenue and operating results;

●	unfavorable conditions or further disruptions in the capital and credit markets;

ii

●	our ability to generate cash, service indebtedness and incur additional indebtedness;

●	competition from existing and new competitors;

●	our ability to integrate any businesses we acquire and achieve projected synergies;

●	the impact of potential information technology or data security breaches or other cyber-attacks or other disruptions;

●	our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;

●	our ability to recruit and retain qualified personnel;

●	risks related to legal proceedings or claims, including liability claims;

●	our dependence on third-party contractors to provide various services;

●	safety and environmental requirements and governmental regulations that may subject us to unanticipated liabilities; and

●	general economic conditions and demand for our services.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. Unless specifically indicated otherwise, the forward looking statements in this Quarterly Report do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that have not been completed as of the date of this filing. In addition, the forward-looking statements in this Quarterly Report are made as of the date of this filing, including expectations based on third-party information and projections that management believes to be reputable, and the Company does not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments, or otherwise, except to the extent that disclosure may be required by law.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and equivalents	$11,635	$20,185
Accounts receivable, net	108,784	90,775
Unbilled receivables, net	35,820	40,513
Prepaid expenses	5,620	5,266
Other current assets	2,437	812

Total current assets	164,296	157,551

Property and equipment, net	14,717	14,824
Intangible assets, net	88,026	92,389
Goodwill	97,892	85,125
Other long-term assets	3,065	2,884

TOTAL ASSETS	$367,996	$352,773

LIABILITIES, REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL
Current liabilities:
Trade accounts payable	$26,138	$30,754
Accrued liabilities	14,443	10,085
Current maturities of long-term debt	14,050	10,875
Other current liabilities	19,135	13,712

Total current liabilities	73,766	65,426

Long-term debt, net of current maturities and loan costs	255,897	158,557
Other long-term liabilities	14,015	1,347

Total liabilities	343,678	225,330

COMMITMENTS AND CONTINGENCIES (NOTE 14)

Redeemable preferred stock	148,535	-

Members’ Capital	-	127,443
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 5,793,034 shares issued and outstanding at September 30, 2020	1	-
Class B common stock, $0.0001 par value, 24,724,873 shares authorized, 24,724,873 shares issued and outstanding at September 30, 2020	2	-
Additional paid in capital	(23,154)	-
Non-controlling interest	(98,216)	-
Retained (deficit)	(2,850)	-

Total shareholders’ equity/members’ capital	(124,217)	127,443

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL	$367,996	$352,773

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$120,486	$128,753	$342,503	$358,033

Cost of revenues	(62,229)	(70,623)	(179,840)	(196,247)
Operating expenses	(51,355)	(47,068)	(165,096)	(139,173)

Operating income (loss)	6,902	11,062	(2,433)	22,613

Interest expense	(6,310)	(2,493)	(18,349)	(8,027)
Other (expense) income	(31)	64	18	(718)

Income (loss) before income taxes	561	8,633	(20,764)	13,868
Income tax (expense) benefit	-	45	-	(114)

Net income (loss) from continuing operations	561	8,678	(20,764)	13,754

Loss from discontinued operations	-	-	-	(213)

Net income (loss)	561	8,678	(20,764)	13,541

Provision for non-controlling interest	3,003	-	8,144	-

Redeemable preferred stock dividends	(4,501)	-	(11,277)	-

Net (loss) income attributable to Class A common stock shareholders/members	$(937)	$8,678	$(23,897)	$13,541

(Loss) Per Class A Common Share	$(0.16)	N/A	$(0.49)	N/A

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	5,774,872	N/A	5,770,411	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(20,764)	$13,541
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,470	15,603
Equity based compensation expense	10,415	1,383
Loss (gain) on sale of property and equipment	18	(76)
Write-off of deferred financing costs related to debt extinguishment	1,712	40
Amortization of deferred financing costs	1,740	174
Provision for bad debts	1,081	351
Changes in assets & liabilities:
(Increase) in accounts receivable and unbilled receivable	(2,259)	(2,899)
Decrease (increase) in prepaid expenses	209	(170)
(Increase) in other current assets	(1,625)	(171)
(Decrease) increase in trade accounts payable	(6,353)	2,340
Increase (decrease) in accrued liabilities	4,358	(993)
Increase (decrease) in other current and long-term liabilities	6,147	(7,944)
(Increase) in other long-term assets	(24)	(2,487)

Net cash provided by operating activities	10,125	18,692

Cash flows from investing activities:
Purchases of property and equipment	(2,743)	(6,128)
Proceeds from disposal of property and equipment	224	270
Purchase of business, net of cash acquired	(12,394)	-

Net cash (used in) investing activities	(14,913)	(5,858)

Cash flows from financing activities:
Proceeds from issuance of debt	327,000	179,316
Payment of loan acquisition costs	(17,767)	(1,274)
Repayments of debt	(212,170)	(124,130)
Proceeds from issuance of redeemable preferred stock	141,840	-
Payments of redeemable preferred stock dividends	(4,583)	-
Issuance of common stock	10,229	-
Member distributions	(21,830)	(53,400)
Distributions to non-controlling interests	(163)	-
Payment to shareholders associated with Atlas Business Combination	(226,318)	-
Payment of contingent earn-out	-	(2,500)
Net cash (used in) financing activities	(3,762)	(1,988)

Net change in cash and equivalents	(8,550)	10,846

Cash and equivalents - beginning of period	20,185	6,509

Cash and equivalents - end of period	$11,635	$17,355

Supplemental information:
Cash paid during the period for:
Interest	$14,873	$6,880
Taxes	-	1,472

Capital assets financed	123	-
Contingent consideration share settled	1,060	-
Dividends due on redeemable preferred stock	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL

(in thousands)

	Consolidated Statement of Shareholders’ Equity and Members’ Capital

	Class A Common Stock		Class B Common Stock		Additional Paid in	Members’	Non- Controlling	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Interests	Earnings	Equity

Balance at December 31, 2018						171,794			171,794
Member distributions						-			-
Equity based compensation						56			56
Net income						735			735
Balance at March 31, 2019	-	-		-	-	172,585	-	-	172,585
Member distributions						(53,400)			(53,400)
Equity based compensation						513			513
Net income						4,128			4,128
Balance at June 30, 2019	-	-		-	-	123,826	-	-	123,826

Member distributions						-			-
Equity based compensation						814			814
Net income						8,678			8,678
Balance at September 30, 2019	-	-		-	-	133,318	-	-	133,318

Balance at December 31, 2019						127,443			127,443
Member distributions						(21,830)			(21,830)
Equity based compensation						9,845			9,845
Net (loss) prior to Atlas Business Combination						(21,047)			(21,047)
Recapitalization in connection with Atlas Business Combination	5,767	1	23,974	2	(23,632)	(94,411)	(96,990)		(215,030)
Net (loss) post Atlas Business Combination							(1,451)	(1,071)	(2,522)
Dividends on redeemable preferred stock							(1,809)	(435)	(2,244)
Balance at March 31, 2020	5,767	1	23,974	2	(23,632)	-	(100,250)	(1,506)	(125,385)
Equity based compensation					190				190
Net income							1,773	472	2,245
Dividends on redeemable preferred stock							(3,654)	(879)	(4,533)
Balance at June 30, 2020	5,767	1	23,974	2	(23,442)	-	(102,131)	(1,913)	(127,483)

Equity based compensation					380				380
Net income							625	(64)	561
Dividends on redeemable preferred stock							(3,628)	(873)	(4,501)
Distribution to non-controlling interests							(163)		(163)
Issuance of shares			776	-			6,989		6,989
Conversion of shares	26	-	(26)	-	(92)		92		-
Balance at September 30, 2020	5,793	1	24,724	2	(23,154)	-	(98,216)	(2,850)	(124,217)

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

On February 14, 2020 (the “Closing Date”), the Company consummated its acquisition of Atlas Intermediate Holdings LLC, a Delaware limited liability company (“Atlas Intermediate”), pursuant to the Unit Purchase Agreement, dated as of August 12, 2019, as amended on January 22, 2020 (the “Purchase Agreement”), by and among the Company, Atlas TC Holdings LLC, a wholly-owned subsidiary of the Company and a Delaware limited liability company (“Holdings”), Atlas TC Buyer LLC, a wholly-owned subsidiary of Holdings and a Delaware limited liability company (the “Buyer”), Atlas Intermediate and Atlas Technical Consultants Holdings LP, a Delaware limited partnership (the “Seller”). The acquisition of Atlas Intermediate pursuant to the Purchase Agreement, together with the other transactions contemplated by the Purchase Agreement is referred to herein as the “Atlas Business Combination.”

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

The Company has approximately 140 offices in 41 states, employs approximately 3,300 employees and is headquartered in Austin, Texas.

The Company provides public and private sector clients with comprehensive support in managing large-scale infrastructure improvement programs including engineering, design, program development/management, compliance services, acquisition and project control services, as well as construction engineering and inspection and materials testing.

Services are provided throughout the United States and its territories to a broad base of clients, with no single client representing 10% or more of our revenues for either the quarter ended September 30, 2020 or 2019. Services are rendered primarily on a time and materials and cost-plus basis with approximately 90% of our contracts on that basis and the remainder represented by firm fixed price contracts.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act (as defined herein), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Fiscal Year

The Company’s subsidiaries report their results of operations based on 52 or 53-week periods ending on the Friday nearest December 31, while Atlas reports on a calendar year end. For clarity of presentation, all periods are presented as if the year ended on December 31. During each quarter, our subsidiaries close on the Friday closest to March 31, June 30, and September 30, and Atlas closes on the actual calendar day. The impact of the difference between these dates has been insignificant to date. The Company has appropriately eliminated all transactions between itself and its subsidiaries when presenting its balance sheet.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable and Accrued Billings

The Company records its trade accounts receivable and unbilled receivables at their face amounts less allowances. On a periodic basis, the Company monitors the trade accounts receivable and unbilled receivables from its customers for any collectability issues. The allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. As of September 30, 2020 and December 31, 2019, the allowance for trade accounts receivable was $2.9 million and $2.1 million, respectively, while the allowance for unbilled receivables was $0.7 million and $0.6 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

Property and Equipment

Purchases of new assets and costs of improvement to extend the useful life of existing assets are capitalized. Routine maintenance and repairs are charged to expenses as incurred. When an asset is sold or retired, the costs and related accumulated depreciation are eliminated from the accounts, and the resulting gains or losses on disposal are recognized in the accompanying combined statement of operations. The Company depreciates its assets on a straight-line basis over the assets’ useful lives, which range from three to ten years.

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. There were no impairment charges for the three months or nine months ended September 30, 2020 and 2019.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through multiple valuation techniques, and weight the results accordingly. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the three or nine months ended September 30, 2020 and 2019.

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

The Company earned approximately 90% of its revenues under T&M contracts during the three and nine months ended September 30, 2020 and 2019.

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

As of September, 2020 and December 31, 2019, we had $638 million and $601 million of remaining performance obligations, or backlog, respectively of which $383 million and $371 million, respectively or 60% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in backlog. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). Billed and unbilled receivables are reflected on the face of the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date and is reported within “other current liabilities” on the Consolidated Balance Sheet. This liability was $247 thousand and $343 thousand as of September 30, 2020 and December 31, 2019, respectively. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $32 thousand for the three months ended September 30, 2020 and 2019, respectively, and $96 thousand for the nine months ended September 30, 2020 and 2019, respectively.

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

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During the course of its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at September 30, 2020 and December 31, 2019 was $813 thousand.

Disaggregation of Revenues

As described further in Note 2 – Summary of Significant Accounting Policies, the Company has one operating segment, Engineering, Testing, Inspection and Other Consultative Services, which reflects how the Company is being managed. The Company provides public and private sector clients with comprehensive support in managing large-scale infrastructure improvement programs including engineering, design, program development/management, compliance services acquisition and project control services, as well as construction engineering and inspection and materials testing. Approximately 50% of the Company’s revenues in each reporting period presented are derived from federal, state and local government related projects.

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

The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings. The Company records the current portion of contingent consideration liability within other current liabilities and the noncurrent portion of contingent consideration liability within other long-term liabilities within its Consolidated Balance Sheet.

The following table summarizes the changes in the fair value of estimated contingent consideration:

Contingent consideration, as of December 31, 2019	$1,060
Additions for acquisitions	5,625
Reduction of liability for payment made	(1,060)
Total contingent consideration, as of September 30, 2020	5,625
Current portion of contingent consideration	-
Contingent consideration, less current portion	$5,625

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

Consistent with the change in control provisions within the applicable agreements, the Company fully expensed the remaining unamortized value of the stock awards that vested upon the completion of the Atlas Business Combination during the quarter ended March 31, 2020. However, the Company granted restricted stock units during the second quarter of its fiscal year as a means to reward and retain selected management personnel. Please refer to Note 10 – Equity Based Compensation for further information.

Equity compensation was $380 thousand and $814 thousand for the three months ended September 30, 2020 and 2019, respectively, and $10,415 thousand and $1,383 thousand for the nine months ended September 30, 2020 and 2019, respectively.

Income Taxes

Following the consummation of the Atlas Business Combination, the Company is organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which the Company’s only direct assets consists of common units of Holdings Units. The Company is the sole manager of Holdings in accordance with the terms of the Holdings LLC Agreement entered into in connection with the consummation of the Atlas Business Combination.

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

The State of Texas imposes a margin tax, with an effective rate of 0.7%, based on the prior year’s Texas-sourced gross receipts. This tax is treated as an income tax and accrued in the accounting period in which the taxable gross receipts are recognized. The State of Texas margin tax was insignificant in the three months and nine months ended September 30, 2020 and 2019.

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. At September 30, 2020, we have recorded a full valuation reserve. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Deferred taxes consisted of the following:

	September 30, 2020	December 31, 2019

Asset:
Current	$172	$-
Noncurrent	13,081	-
Deferred tax asset, gross	13,253	-
Valuation allowance	(13,253)	-
Deferred tax asset, net	$-	$-

Liability:
Current	$-	$-
Noncurrent	619	619
Deferred tax liability, gross	619	619
Valuation allowance	-	-
Deferred tax liability, net	$619	$619

There are no net operating loss carryforwards. The Company records its deferred tax liabilities in other long-term liabilities within its Consolidated Balance Sheet.

Income tax expense (benefit) was $0.0 million and ($0.0) million for the three months ended September 30, 2020 and 2019, respectively and $0.0 and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Income tax expense for the three and nine months ended September, 2019 and the period beginning January 1, 2020 through the Closing Date differs from the 21% statutory federal tax rate and various state tax rates applied to the Company’s pre-tax income due to only certain C-Corp subsidiaries being subject to recognition of federal or state income taxes in the Company’s Consolidated Statement of Operations.

The rate reconciliation for the period from the Atlas Business Combination through September 30, 2020 is as follows:

	Three Months Ended September 30, 2020	Atlas Business Combination Through September 30, 2020

Pre-tax loss	64	$663
Statutory tax rate	26%	26%
Tax benefit	17	172
Deferred tax asset valuation reserve	(17)	(172)
Income tax expense, net	$-	$-

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

Redeemable preferred stock, as of December 31, 2019	$-
Additions	141,840
Accrued paid in kind dividends	6,629
Accretion of discount	66
Redeemable preferred stock, as of September 30, 2020	$148,535

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

NOTE 3 – ATLAS BUSINESS COMBINATION

On the Closing Date, the Company completed the acquisition of Atlas Intermediate and its subsidiaries and in return the Atlas Intermediate members: (i) received 24.0 million shares of Class B common stock in the Company, (ii) repaid the $171.5 million of outstanding debt and interest accrued and due lender, (iii) paid$10.9 million of seller incurred acquisition-related costs, (iv) settled $1.1 million of contingent consideration associated with the SCST, Inc. acquisition and (v) paid $2.2 million of change in control payments due certain executives. This was paid for with: (i) $20.7 million of cash raised from special purpose acquisition company (“SPAC”) shareholders and the private placement discussed herein, (ii) the issuance of redeemable preferred stock in the amount of $141.8 million and (iii) the issuance of new debt in the amount of $271.0 million as discussed in Note 7 – Long-Term Debt.

The shares of non-economic Class B common stock of the Company, which entitles each holder to one vote per share, are redeemable on a one-for-one basis for shares of Class A common stock at the option of the Unit Holders (formerly members) as their lock-up periods expire. Upon the redemption by any Class B common stock shares for Class A common stock, a corresponding number of shares of Class B common stock will be cancelled.

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

Because the holders of our Class B common stock have effective control of the combined company after the Closing Date through their majority voting interests in both the Company and, accordingly, Atlas Intermediate, the Atlas Business Combination was accounted for as a reverse recapitalization. Although the Company was the legal acquirer, Atlas Intermediate was the accounting acquirer. As a result, the reports filed by the Company subsequent to the Atlas Business Combination are prepared “as if” Atlas Intermediate is the predecessor and legal successor to the Company. The historical operations of Atlas Intermediate are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Atlas Intermediate prior to the Atlas Business Combination; (ii) the combined results of the Company and Atlas Intermediate following the Atlas Business Combination; (iii) the assets, liabilities and members’ capital of Atlas Intermediate at their historical cost; and (iv) the Company’s equity and earnings per share for the period from the Closing Date.

NOTE 4 – BUSINESS ACQUISITIONS

In February 2020, the Company acquired Long Engineering (“LONG”), a land surveying and engineering company headquartered in Atlanta, Georgia. The aggregate purchase price consideration paid in connection with this stock acquisition was $10.7 million in cash, subject to customary closing working capital adjustments plus an earnout of up to $12.0 million contingent upon the achievement of certain financial targets to be paid upon the first, second and third anniversaries of the closing.

In September 2020, the Company acquired AltaVista Solutions (“Alta Vista”), a provider of testing and inspection services primarily to infrastructure clients.  Alta Vista is headquartered in Oakland, California and has offices in California and New York. The purchase agreement calls for the Company to pay Alta Vista up to $15.1 million in the form of cash and stock consideration. The Company has accrued for $6.2 million of cash consideration to be paid subsequent to the balance sheet date within “Other Current Liabilities” on its unaudited Consolidated Balance Sheet. The Company issued 776,197 shares of Class B common stock to the former owners of Alta Vista and this represented $7.0 million of the total consideration paid. Total consideration may also be increased or decreased based on results in future years.  Final value will be subject to customary closing working capital adjustments and the resolution of certain contingencies.

The Company did not acquire any entities during 2019.

Acquisition costs of approximately $0.4 million have been expensed in 2020 in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition:

	LONG	Alta Vista
Cash	$-	$314
Accounts receivable	5,094	2,787
Unbilled receivable		4,258
Property and equipment	1,423	306
Other current and long-term assets	14	707
Intangible assets	3,491	3,400
Liabilities	(778)	(2,312)

Net assets acquired	$9,244	$9,460

Consideration paid (cash and rollover equity)	$10,748	$15,098
Contingent earnout liability at fair value (cash)	5,625	-

Total consideration	16,373	15,098

Excess consideration over the preliminary amounts assigned to the net assets acquired (goodwill)	$7,129	$5,638

The above purchase price allocations are tentative and preliminary and subject to further updates as we complete the purchase price allocation.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company depreciates its assets on a straight-line basis over the assets’ useful lives, which range from three to ten years. Property and equipment consist of the following:

	September 30,	December 31,	Average
	2020	2019	Life

Furniture and fixtures	$3,245	$2,793	3-5 years
Equipment and vehicles	31,668	29,504	3-10 years
Computers	19,590	15,122	3 years
Leasehold improvements	5,201	4,936	3-5 years
Construction in progress	129	2,503
Less: Accumulated depreciation and amortization	(45,116)	(40,034)

	$14,717	$14,824

Property and equipment under capital leases:

	September 30,	December 31,
	2020	2019

Computer equipment	$1,575	$1,241
Less accumulated depreciation	(897)	(557)
	$678	$684

Capital leases for computer equipment have an average lease term of five years with minimum lease payments as follows:

2020 (three months remaining)	$91
2021	364
2022	363
2023	279
2024	97
Thereafter	18
$1,212

Depreciation expense was approximately $1.3 million for the three months ended September 30, 2020 and 2019, respectively and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 6 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows:

Balance as of December 31, 2019	$85,125
Acquisitions	12,767
Disposals	-
Measurement period adjustments	-
Balance as of September 30, 2020	$97,892

The Company did not recognize any impairments of goodwill in the three or nine months ended September 30, 2020 or 2019.

Intangible assets as of September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020			December 31, 2019			Remaining
	Gross amount	Accumulated amortization	Net book value	Gross amount	Accumulated amortization	Net book value	useful life (in years)
Definite life intangible assets:
Customer relationships	$111,130	$(31,547)	$79,583	$106,620	$(23,759)	$82,861	18.5
Tradenames	21,001	(12,608)	8,393	18,620	(9,282)	9,338	9.5
Non-competes	600	(550)	50	600	(410)	190	2.3

Total intangibles	$132,731	$(44,705)	$88,026	$125,840	$(33,451)	$92,389

Amortization expense for the three months ended September 30, 2020 and 2019 was $3.8 million and $3.8 million, respectively, and was $11.3 million and $11.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Amortization of intangible assets for the next five years and thereafter is expected to be as follows:

2020 (three months remaining)	$3,376
2021	12,527
2022	11,933
2023	11,528
2024	11,124
Thereafter	37,538
$88,026

NOTE 7 – LONG-TERM DEBT

In March 2019, subsequent to the merger with ATC Group Partners (“ATC”), we repaid all outstanding balances on the combined entity’s loan agreements in full and terminated our prior loan agreements. These loan agreements were replaced with a term loan of $145.0 million and a revolving credit facility of $50.0 million, of which $31.8 million was funded at closing (the “Atlas Credit Facility”). Proceeds of the Atlas Credit Facility were used to repay existing debt of $123.9 million and fund a shareholder distribution of $52.8 million made in April 2019.

The Atlas Credit Facility was secured by assets of Atlas Intermediate. The Atlas Credit Facility required quarterly principal payments of $2.719 million through March 31, 2023, and then $3.625 million until the final maturity in March 2024, and bore interest at an annual rate of LIBOR plus a margin ranging from 275 to 425 basis points determined by the Company’s Consolidated Leverage Ratio, as defined in the Atlas Credit Facility. For the interest payment made in the in the quarter ended December 31, 2019, the applicable margin was 375 basis points and the total interest rate was 5.500%.

The Atlas Credit Facility was scheduled to mature in March 2024. However, in connection with the consummation of the Atlas Business Combination, the Atlas Credit Facility was repaid and a new credit arrangement (the “Atlas Credit Agreement”) was entered into with Macquarie Capital (the “Lender” or “Lead Arranger”). The Atlas Credit Agreement called for a term loan (the “Term Loan”) in the amount of $281.0 million and revolving letter of credit (the “Revolver”) in the amount of $40.0 million of which $12.0 million was drawn upon through September 30, 2020. The term loan proceeds were used to repay the existing Atlas Credit Facility in the amount of $171.0 million and partially fund the Atlas Business Combination and the LONG acquisition.

Under the terms of the Atlas Credit Agreement, the Term Loan and Revolver are set to mature on February 14, 2027 and February 14, 2025, respectively. Interest is payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rates under the Atlas Credit Agreement are equal to either (i) Adjusted LIBOR as defined in the Atlas Credit Agreement, plus 4.75%, or (ii) an Alternate Base Rate as defined in the Atlas Credit Agreement, plus 3.75%.

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

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of September 30, 2020 and December 31, 2019, respectively.

Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019

Atlas credit facility - term loan	$-	$136,844
Atlas credit agreement - term loan	273,975	-
Atlas credit facility - revolving loan		34,300
Atlas credit agreement - revolving	12,000	-

Subtotal	285,975	171,144

Less: Loan costs, net	(16,028)	(1,712)

Less current maturities of long-term debt	(14,050)	(10,875)

Long-term debt	$255,897	$158,557

Aggregate long-term principal payments subsequent to September 30, 2020, are as follows (amounts in thousands):

2020 (three months remaining)	$3,513
2021	14,050
2022	14,050
2023	14,050
2024	14,050
Thereafter	226,262
$285,975

NOTE 8- SHAREHOLDERS’ EQUITY

Shares Outstanding

Prior to the Atlas Business Combination, the Company was a SPAC with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the consummation of the Atlas Business Combination, the Company became a holding company whose sole material operating asset consists of its interest in Atlas Intermediate.

The following table summarizes the changes in the outstanding stock and warrants from the Closing Date through September 30, 2020:

	Class A Common Stock	Class B Common Stock	Warrants	Private Placement Warrants
Beginning Balance, as of Closing Date	5,767,342	23,974,368	20,000,000	3,750,000
Issuances	-	776,197	-	-
Transfers to Class A from Class B	25,692	(25,692)	-	-
Shares Outstanding at September 30, 2020	5,793,034	24,724,873	20,000,000	3,750,000

Class A Common Stock – At September 30, 2020, there were 5,793,034 shares of Class A common stock issued and outstanding. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At September 30, 2020, there were 24,724,873 shares of Class B common stock issued and outstanding. Class B common stock was issued to the holders of Holdings Units in Atlas Intermediate in connection with the Atlas Business Combination and are non-economic but entitle the holder to one vote per share. The Company is not authorized to issue any shares of Class B common stock with a par value of $0.0001 per share to the general public but can issue additional shares of Class B common stock to Atlas acquisition targets as part of the consideration paid with the approval of the Company’s Board of Directors.

Public Warrants – In November 2018, the Company consummated its initial public offering of units, each consisting of one share of Class A common stock and one-half of one warrant (“Public Warrant”). At September 30, 2020, there were 20,000,000 Public Warrants outstanding. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Public Warrants will expire five years after the closing of the Atlas Business Combination or earlier upon redemption or liquidation. The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right can only be exercised if the last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

Private Placement Warrants – Upon closing of the Boxwood initial public offering, Boxwood Sponsor LLC (the “Sponsor”) purchased an aggregate of 3,750,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50. The Private Placement Warrants are identical to the Public Warrants discussed above, except (i) they will not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis. At September 30, 2020, there were 3,750,000 Private Placement Warrants outstanding.

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

Non-controlling Interest

As of September 30, 2020, the Company ownership and voting structure is comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 19.4% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 80.6% of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

As holders of our Class B common stock transition to holders of Class A common stock, we adjust our additional paid in capital and non-controlling interest within our Unaudited Consolidated Balance Sheet and the provision for non-controlling interest in our unaudited Statement of Operations. Class B common stock holders may convert their shares to Class A common stock at their discretion as their contractual lock-ups expire after the Atlas Business Combination.

During the quarter ended September 30, 2020, we distributed $163 thousand to the non-controlling interests. No previous distributions have been made to the non-controlling interests since the Atlas Business Combination.

NOTE 9 – LOSS PER SHARE

The Atlas Business Combination was structured as a reverse capitalization by which the Company issued stock for the net assets of Atlas Intermediate accompanied by a recapitalization. Earnings per share is calculated for the Company only for periods after the Atlas Business Combination due to the reverse recapitalization.

(Loss) per share was calculated as follows:

	Three Months Ended September 30, 2020	Closing Date Through September 30, 2020
Numerator:
Net income post Atlas Business Combination	$561	$284
Provision for non-controlling interest	3,003	8,144
Redeemable preferred stock dividends	(4,501)	(11,278)
Net (loss) attributable to Class A common shares - basic and diluted	$(937)	$(2,850)

Denominator:
Weighted average shares outstanding - basic and diluted	5,774,882	5,770,411

Net (loss) per Class A common share, basic and diluted	$(0.16)	$(0.49)

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods:

	Three Months Ended September 30, 2020	Closing Date Through September 30, 2020
Warrants	20,000,000	20,000,000
Private placement warrants	3,750,000	3,750,000
Total	23,750,000	23,750,000

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

In connection with the Atlas Business Combination, the outstanding shares were vested under the change of control provisions within the agreements. The shares are currently reflected as Class B Common Shares and may be converted to Class A Common Shares as the employee lock-up agreements expire.

The following summarizes the activity of Class A unit awards during the period ended September 30, 2020:

	Number of unvested Class A units	Grant date fair value
Unvested Class A units as of December 31, 2019	1,226	$12,117
Granted	-	-
Vested and converted to Class B Common Stock	(1,226)	-
Forfeited	-	-
Unvested Class A units as of September 30, 2020	-	$12,117

Equity compensation relating to the Class A units that were converted to Class B Common Shares upon the Atlas Business Combination was $9,845 thousand during the quarter ended March 31, 2020. Expense associated with the Class A units that were subsequently converted to Class B Common Shares was $814 thousand for the three months ended September 30, 2019 and $1,383 thousand for the nine months ended September 30, 2019.

During the second quarter of 2020, the Company awarded 510,136 restricted share units (“RSUs”) to approximately ninety employees at a grant day fair market value of $8.95 per share. The Company estimates the fair value of the RSUs as the closing price of the Company’s Class A Common Stock on the grant date of the award, which is expensed over the applicable vesting period. The vesting period for these RSUs is equal annual tranches, pro ratably over three years, and there is no performance requirement attached to the RSUs other than continued service to the Company. The Company expensed $380 thousand during the three months ended September 30, 2020 and $570 thousand since their issuance in the second quarter 2020.

NOTE 11 – RELATED-PARTY TRANSACTIONS

During the nine months ended September 30, 2020 and 2019, the Company leased office space from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Statement of Operations in the amount of $161 thousand and $162 thousand for the quarters ended September 30, 2020 and 2019, respectively, and $483 thousand and $485 thousand for the nine months ended September 30, 2020 and 2019, respectively.

During the three months ended September 30, 2020 and 2019, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $135 thousand and $73 thousand, respectively. Related party revenues were $261 thousand and $181 thousand for the nine months ended September 30, 2020 and 2019, respectively.

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

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board of Managers, make additional contributions to these plans. The Company has expensed $1.6 and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and $4.7 million and $3.4 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 13 – DISCONTINUED OPERATIONS

In June 2017, ATC decided to wind down the operations of its Power and Industrial (P&I) operation by the end of 2017 due to the loss of one of P&I’s major customers. On December 27, 2017, ATC entered into an asset purchase agreement with a third party, which was the final step in finalizing the terms of the shutdown of the P&I service line. ATC completed the sale during 2018 which resulted in an immaterial gain. No other operations were discontinued from January 1, 2019 through December 31, 2019.

The P&I service line’s activity in the combined balance sheet and combined statement of cash flows were not material. The loss from discontinued operations presented in the combined statement of operations for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	(177)
Operating expenses	-	-	-	(36)
Operating loss	-	-	-	(213)
Depreciation and amortization	-	-	-	-
Other Income/(Expense)	-	-	-	-
Loss from discontinued operations	$-	$-	$-	$(213)

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

Future minimum payments under noncancelable operating leases as of September 30, 2020 are as follows:

2020 (three months remaining)	$2,903
2021	8,974
2022	6,478
2023	6,049
2024	3,031
Thereafter	3,860
$31,295

Rental expense associated with facility and equipment operating leases for the three months ended September 30, 2020 and 2019 was $3.3 million during each quarter, and $9.6 million and $9.2 million for the nine months ended September 30, 2020 and 2019, respectively.

During 2020, the Company entered into an agreement with its fleet management company pursuant to which it would receive rebates of $1.3 million to be repaid over three years at an interest rate of 2.85% per annum. The rebates were secured by title to selected vehicles within the Company’s owned vehicles in Georgia and California.

Remaining payments are as follows:

2020 (three months remaining)	$113
2021	454
2022	454
2023	160
$1,181

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

In connection with the CARES Act, we have opted to defer the deposit and payment of the employer’s share of Social Security taxes. Under the CARES Act, deferrals are currently allowed from March 27, 2020 through December 31, 2020. The Company has not taken any other additional assistance under the CARES Act nor expects any other tax benefits derived from the program. As of September 30, 2020, the Company has deferred payment of $5.4 million relating to its share of Social Security taxes and this liability is recorded within other long-term liabilities on its Consolidated Balance Sheet.

During the second quarter of 2020, we reduced our workforce through various actions. We routinely assess our staffing levels to make certain that we continue to appropriately service our clients and maintain shareholder value. As a safety focused organization, since the outbreak of COVID-19 and continuing throughout the third quarter, we have encouraged our employees to work from home wherever possible and to honor all shelter in place rules put forth by their State or local governments.

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

We are in compliance with our debt covenants as of September 30, 2020 and we expect that we will continue to be for the foreseeable future.

NOTE 16 – SUBSEQUENT EVENT

On October 19, 2020, the Company announced the commencement of (i) its offer to each holder of its outstanding warrants, including the public warrants and the private placement warrants (collectively, the “warrants”), each to purchase shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), of the Company, the opportunity to receive 0.185 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the offer (the “Offer”), and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the warrants to amend the Warrant Agreement, dated as of November 15, 2018, by and between the Company and Continental Stock Transfer & Trust Company, which governs all of the warrants (the “Warrant Amendment”), to provide that each warrant not tendered in the Offer would be worth 0.1665 of a share of Class A common stock.

As of October 19, 2020, an affiliate of BlueCrest Capital Management Ltd., which holds 8,870,000 public warrants, representing approximately 37.3% of the total warrants outstanding, has agreed to tender its warrants in the Offer and to consent to the Warrant Amendment in the Consent Solicitation, pursuant to a Tender and Support Agreement with the Company. Additionally, the Sponsor a related party, which holds 3,750,000 private placement warrants, representing approximately 15.8% of the total warrants outstanding, has agreed to tender its warrants in the Offer and to consent to the Warrant Amendment in the Consent Solicitation, pursuant to a Tender and Support Agreement with the Company. Accordingly, since holders of approximately 53.1% of the total warrants outstanding have agreed to consent to the Warrant Amendment in the Consent Solicitation, if the other conditions described in the Prospectus/Offer to Exchange filed with the SEC on October 19, 2020 are satisfied or waived, then the Warrant Amendment will be adopted.

The Offer and Consent Solicitation are made solely upon the terms and conditions in a Prospectus/Offer to Exchange and other related offering materials that are being distributed to holders of the warrants. The Offer and Consent Solicitation will be open until midnight (end of day), Eastern Standard Time, on November 16, 2020, or such later time and date to which the Company may extend.

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

We provide a broad range of mission-critical technical services, ranging from providing inspection services in small projects to managing significant aspects of large, multi-year projects. For the nine months ended September 30, 2020, we:

●	Performed more than 40,000 projects, with average revenue per project of less than $10,000; and

●	Delivered more than 90% of our projects under “time & material” and “cost-plus” contracts.

We have long-term relationships with a diverse set of clients, providing a base of repeating clients, projects and revenues. Approximately 90% of our revenues are derived from projects that have used our services at least twice in the past three years and more than 95% of our revenues are generated from client relationships longer than 10 years, with greater than 25% of revenues generated from relationships longer than 30 years. Examples of such long-term customers include the Texas and Georgia Departments of Transportation, US Postal Service, Gwinnett County Georgia, New York City Housing Authority, San Francisco International Airport, Stanford University, Port of Oakland, United Rentals, Inc., Speedway, Walmart, Inc., and Apple Inc.

Our broad base of customers spans a diverse set of end markets including the transportation, commercial, water, government, education and industrial sectors. Our customers include government agencies, quasi-public entities, schools, hospitals, utilities and airports, as well as private sector clients across many industries.

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes scientists, engineers, inspectors and other field experts. As of September 30, 2020, our technical staff represented approximately 80% of our approximately 3,300 employees. Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of September 30, 2020, our contracted backlog was estimated to be approximately $638 million. See “—Backlog” below for additional information relating to our backlog.

For the three months ended September 30, 2020, we recognized approximately $120.5 million of gross revenues, ($0.9) million of net loss relating to the holders of our Class A common stock, par value $0.0001 per share (the “Class A common stock”), and $19.0 million of adjusted EBITDA. For the nine months ended September 30, 2020, we recognized approximately $342.5 million of gross revenues, ($2.9) million of net loss relating to the holders of our Class A common stock, par value $0.0001 per share (the “Class A common stock”), and $47.2 million of adjusted EBITDA. For a definition of adjusted EBITDA and a reconciliation of adjusted EBITDA to historical combined net income (loss), see “—Non-GAAP Financial Matters” below.

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

Adjusted EBITDA

We view adjusted EBITDA, which is a non-GAAP financial measure, as an important indicator of performance. We define adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization and adjustments for certain one-time or non-recurring items. For more information on adjusted EBITDA, as well as a reconciliation to the most directly comparable GAAP measure, please see “—Non-GAAP Financial Measures” below.

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

Income Tax Expense

Following the consummation of the Atlas Business Combination, we are organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which our only direct assets consists of common units of Holdings. We are the sole manager of Holdings in accordance with the terms of the Holdings LLC Agreement entered into in connection with the consummation of the Atlas Business Combination.

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

The State of Texas imposes a margin tax, with an effective rate of 0.7%, based on the prior year’s Texas-sourced gross receipts. This tax is treated as an income tax and accrued in the accounting period in which the taxable gross receipts are recognized. The State of Texas margin tax was insignificant for the nine months ended September 30, 2020 and 2019. In addition, there are two C-Corp subsidiaries for which we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Although the majority of our wholly-owned subsidiaries are structured as limited liability companies and considered pass through entities for federal and state income tax purposes, we do have two entities that are registered as C-Corps under federal income tax law. For those C-Corp entities, we are subject to income tax assessments within their jurisdictions on their current operations. Additionally, our Texas domiciled subsidiaries are subject to the Texas margin tax as discussed above.

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

If a cash dividend is not able to be made because of a limitation under the Atlas Credit Agreement, then the Liquidation Preference with respect to any Preferred Unit shall increase to 3.5625% in any quarter until a cash dividend can be made.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)

Revenues	$120,486	$128,753	$342,503	$358,033

Cost of revenues	(62,229)	(70,623)	(179,840)	(196,247)
Operating expenses	(51,355)	(47,068)	(165,096)	(139,173)

Operating income (loss)	6,902	11,062	(2,433)	22,613

Interest expense	(6,310)	(2,493)	(18,349)	(8,027)
Other (expense) income	(31)	64	18	(718)

Income (loss) before income taxes	561	8,633	(20,764)	13,868
Income tax benefit (expense)	-	45	-	(114)

Net income (loss) from continuing operations	561	8,678	(20,764)	13,754

Loss from discontinued operations	-	-	-	(213)

Net income (loss)	561	8,678	(20,764)	13,541

Provision for non-controlling interest	3,003	-	8,144	-

Redeemable preferred stock dividends	(4,501)	-	(11,277)	-

Net (loss) income attributable to Class A common stock shareholders/members	$(937)	$8,678	$(23,897)	$13,541

(Loss) Per Class A Common Share	$(0.16)	N/A	$(0.49)	N/A

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	5,774,872	N/A	5,770,411	N/A

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019:

Overview of Financial Results

This quarter, we saw an increase in our backlog to $637.7 million or 4.4% compared to September 30, 2019 due in part to the LONG and Alta Vista acquisitions. Revenues were lower this quarter in comparison to the prior year quarter due to the effects of the COVID-19 pandemic and related shelter in place orders in select markets but operating income increased slightly due to our cost containment efforts at the pandemic’s onset. This was our strongest quarter from a revenue generating perspective in 2020 despite the fact that we continue to have both clients and employees working remotely. This is consistent with 2019 as the three months ended September 30, 2019 was also our highest revenue generating quarter in 2019.

Interest expense was higher due to the higher borrowings associated with the Atlas Business Combination and the dividends on redeemable preferred stock were a result of the Atlas Business Combination.

Revenue

Revenue for the three months ended September 30, 2020 decreased $8.3 million, or 6%, to $120.5 million as compared to $128.8 million for the corresponding prior year period.

The decrease in revenue for the three months ended September 30, 2020 was primarily attributable to shelter in place orders and other similar restrictions, such as capacity restrictions and social distancing requirements in large metropolitan areas on the West Coast and Eastern seaboard in the amount of $10.5 million. We also saw a net decrease of $2.5 million when comparing the quarter ended September 30, 2020 to same period in 2019 as we provided a higher volume of services in 2019 to one of our key clients that did not recur at a similar volume during 2020. The services rendered were a new service offering for us in 2019 and we continue to leverage that offering to other nationwide clients; timing of services may vary when comparing each period when comparing our results of operations.

The completion of the acquisition of Long Engineering (“LONG”) in February 2020 served to add $4.4 million to our quarterly revenues. Our expansion into new markets in Texas served to also deliver revenue growth to partially offset the impacts of COVID-19 when comparing the three months ended September 30, 2020 to 2019.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2020 decreased $8.4 million, or 12%, to $62.2 million as compared to $70.6 million for the corresponding prior year period. The decrease in cost of revenues was due mainly to the decrease in revenues, but the percentage decrease was higher than the revenue decrease of 6% due to the fact that a contract in 2019 that did not recur in 2020 relied significantly on outside subcontractors.

We earn a lower margin on work performed by others than that performed by ourselves. This is evidenced by the fact that cost of revenue, as a percentage of revenue, decreased to 51.6% from 54.9% for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019.

Operating Expense

Operating expense for the three months ended September 30, 2020 increased $4.3 million, or 9%, to $51.4 million as compared to $47.1 million for the corresponding prior year period. For the three months ended September 30, 2020, operating expense, as a percentage of revenue, increased to 42.6% from 36.6% for the three months ended September 30, 2019.

The Company continues to be cognizant of the impacts of COVID-19 pandemic on its operations and has made efforts to either delay or eliminate overhead costs where appropriate. The increase in costs was not consistent with the decrease in revenues as we have incurred professional service-related fees associated with public company oversight, required filings and previously-announced contemplated equity offering as well as incurred higher medical costs in comparison to the prior year.

Interest Expense

Interest expense for the three months ended September 30, 2020 increased $3.8 million, or 153%, to $6.3 million as compared to $2.5 million for the corresponding prior year period. The increase in interest expense is due to higher borrowings and interest rates in comparison to the prior year and higher amortization of deferred financing fees for the Atlas Credit Agreement in comparison to Atlas Credit Facility.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2020 and 2019 was $0.0 million and $0.1 million, respectively. There was no significant activity in either period.

Income Tax Expense

Income tax expense for the three months ended September 30, 2020 was $0.0 million compared to income tax expense of $0.0 million for the three months ended September 30, 2019.

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

The effective rate of the Company for the three months ended September 30, 2020 was 0% as we did not believe that it was more likely than not that we would utilize the benefit or deferred tax asset generated by applying the statutory rate of 26% to our pre-tax loss that resulted during the three months ended September 30, 2020. As such, we fully reserved for the deferred tax asset which reduced our effective tax rate to 0%.

Loss From Discontinued Operations

Loss from discontinued operations was $0.0 million for the three months ended September 30, 2020 and 2019. We closed of the Power & Industrial (P&I) business unit in late 2018 with some closing transactions recorded in 2019 in early 2019.

Provision for Non-controlling Interest

The provision for non-controlling interest for the three months ended September 30, 2020 increased by $3.0 million, or 100%, to $3.0 million from $0.0 million for the corresponding period. The provision is new for 2020 as there was a reverse recapitalization created by the Atlas Business Combination whereby the holders of our Class B common stock only share in the results of Atlas Intermediate and its subsidiaries based upon their ownership percentage in relation to total common stockholders. This treatment is effective from the Atlas Business Combination throughout the exchange of Class B common stock to Class A common stock.

Redeemable Preferred Stock Dividends

Redeemable preferred stock dividends for the three months ended September 30, 2020 increased by $4.5 million or 100% to $4.5 million from $0.0 million for the three months ended September 30, 2019. This increase is due to $141.8 million of redeemable preferred stock that we issued in connection with the Atlas Business Combination.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019:

Overview of Financial Results

For the nine months ended September 30, 2020, we have seen an increase in our backlog to a record level of $637.7 million or 4.4% compared to September 30, 2019. Revenues were slightly lower in comparison to the comparable period due to the effects of the COVID-19 pandemic. We have incurred an operating loss thus far due to the costs associated with the consummation of the Atlas Business Combination in the first quarter.

Interest expense was higher due to the higher borrowings associated with the Atlas Business Combination and the dividends on redeemable preferred stock that were issued in connection with the Atlas Business Combination.

Revenue

Revenue for the nine months ended September 30, 2020 decreased $15.5 million, or 4%, to $342.5 million as compared to $358.0 million for the corresponding prior year period.

The decrease in revenue for the nine months ended September 30, 2020 was primarily attributable to shelter in place orders and other similar restrictions, such as capacity restrictions and social distancing requirements, in large metropolitan areas on the West Coast and Eastern seaboard in the amount of $25.7 million. The completion of the acquisition of Long Engineering (“LONG”) in February 2020 served to add $11.2 million to our revenues offset the decrease in revenues associated with COVID-19.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2020 decreased $16.4 million, or 8%, to $179.8 million as compared to $196.2 million for the corresponding prior year period. The decrease in cost of revenues was due mainly to the decrease in revenues, but the percentage decrease was higher than the revenue decrease of 4% due to the fact that a contract in 2019 that did not recur in 2020 relied significantly on outside subcontractors.

We earn a lower margin on work performed by others than that performed by ourselves. This is evidenced by the fact that cost of revenue, as a percentage of revenue, decreased to 52.5% from 54.8% for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019.

Operating Expense

Operating expense for the nine months ended September 30, 2020 increased $25.9 million, or 19%, to $165.1 million as compared to $139.2 million for the corresponding prior year period. For the nine months ended September 30, 2020, operating expense, as a percentage of revenue, increased to 48.2% from 38.9% for the nine months ended September 30, 2019.

The increase in operating expense for the nine months ended September 30, 2020 was primarily attributable to the consummation of the Atlas Business Combination as the Company expensed $7.5 million of acquisition related costs and $12.0 million of costs incurred with change of control provisions contained within employment agreements and our former Management Incentive Plan. These transaction-related items comprised 5.7% of the 9.3% change in operating expenses as a percentage of revenues when comparing the nine months ended September 30, 2020 to September 30, 2019. The remainder of the increase was attributable to legal, accounting and insurance costs related to our status as a newly public company.

Interest Expense

Interest expense for the nine months ended September 30, 2020 increased $10.3 million, or 129%, to $18.3 million as compared to $8.0 million for the corresponding prior year period. The increase in interest expense is due to higher borrowings and interest rates in comparison to the prior year, the write-off of $1.7 million of deferred financing fees relating to the Atlas Credit Facility, and higher amortization of deferred financing fees for the Atlas Credit Agreement in comparison to the Atlas Credit Facility.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2020 and 2019 was $0.0 million and ($0.7) million, respectively. We recorded a lease termination charge and settlements with former owners associated with an acquired company during 2019, and this did not repeat in 2020.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2020 was $0.0 million compared to income tax expense of $0.1 million for the nine months ended September 30, 2019.

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

The effective rate of the Company for the nine months ended September 30, 2020 was 0% as we did not believe that it was more likely than not that we would utilize the benefit or deferred tax asset generated by applying the statutory rate of 26% to our pre-tax loss that resulted during the period between the Atlas Business Combination through September 30, 2020. As such, we fully reserved for the deferred tax asset which reduced our effective tax rate to 0%.

Loss From Discontinued Operations

Loss from discontinued operations for the nine months ended September 30, 2020 decreased $0.2 million, or 100%, to $0.0 million as compared to $0.2 million for the corresponding prior year period.

The decrease in loss from discontinued operations for the nine months ended September 30, 2020 was attributable to the closure of the P&I business unit in late 2018 with some closing transactions recorded in 2019.

Provision for Non-controlling Interest

The provision for non-controlling interest for the nine months ended September 30, 2020 increased by $8.1 million, or 100%, to $8.1 million from $0.0 million for the corresponding period. This increase is due to the reverse recapitalization created by the Atlas Business Combination whereby the holders of our Class B common stock only share in the results of Atlas Intermediate and its subsidiaries based upon their ownership percentage in relation to total common stockholders. This treatment is effective from the Atlas Business Combination until the exchange of Class B common stock to Class A common stock.

Redeemable Preferred Stock Dividends

Redeemable preferred stock dividends for the nine months ended September 30, 2020 increased by $11.3 million or 100% to $11.3 million from $0.0 million for the nine months ended September 30, 2020. This increase is due to $141.8 million of redeemable preferred stock that we issued in connection with the Atlas Business Combination.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity and capital resources are our cash and cash equivalents balances, cash flow from operations, borrowings under our Credit Agreement (as defined below), and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents and borrowing capacity under the Atlas Credit Agreement will be sufficient to meet projected cash requirements for at least the next twelve months. We continue to assess our business operations and the impact that COVID-19 may have on our financial results and liquidity. Due to the effect of the COVID-19 pandemic and related project delays, we have experienced a reduction in revenues and our cash flows in comparison to the previous comparable period. We will continue to monitor our capital requirements thereafter to ensure our needs are in line with available capital resources and we will continue to monitor the impact of COVID-19 to our liquidity. We believe that we have adequate liquidity resources for the next twelve months.

Other than the impact on cash flows from operations relating to the decrease in revenues relating to COVID-19, we have not experienced other liquidity decreases.

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	For the nine months ended September 30,
	2020	2019
	($ in thousands)
Net cash provided by operating activities	$10,125	$18,692
Net cash used in investing activities	(14,913)	(5,858)
Net cash (used in) provided by financing activities	(3,762)	(1,988)
Net (decrease) increase in cash and cash equivalents	$(8,550)	$10,846

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

Cash and Cash Equivalents.

At September 30, 2020 and September 30, 2019, we had $11.6 million and $17.4 million of cash and cash equivalents, respectively. Due to the fact that our operating companies closed on September 25, 2020, the Friday closest to September 30, 2020 as disclosed in Note 1- Organization and Basis of Presentation to our unaudited financial statements as of and for the nine months ended September 30, 2020, we collected $3.0 million of net cash from September 25, 2020 through September 30, 2020 that was applied to outstanding receivable balances. This did not affect our working capital as of September 30, 2020 or our cash flows generated from operating activities for the nine months ended September 30, 2020. However, this would increase our liquidity to $42 million as of September 30, 2020.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection engineering and consulting services.

Net cash provided by operating activities was $10.1 million for the nine months ended September 30, 2020, compared to $18.7 million for the nine months ended September 30, 2019. The decrease of $8.6 million was due to payments of accounts payable and accrued expenses mainly relating to costs associated with the Atlas Business Combination and other public company costs.

Investing Activities

Net cash used in investing activities was ($14.9) million for the nine months ended September 30, 2020, compared to ($5.8) million for the nine months ended September 30, 2019. The $9.1 million increase in cash used was related to our acquisition of LONG in February 2020 and Alta Vista in September 2020.

Financing Activities

Net cash used in financing activities was ($3.8) million for the nine months ended September 30, 2020, compared to ($2.0) million for the nine months ended September 30, 2019. The $1.8 million increase in net cash used in financing activities was primarily due to the payment of preferred stock dividends which are a result of the redeemable preferred stock which was a result of the Atlas Business Combination.

The Company did raise additional money during 2020 through the Atlas Credit Agreement, described herein, and the issuance of redeemable preferred stock which was used to pay a distribution to the former owners of Atlas Intermediate, acquire LONG and pay off the Atlas Credit Facility.

Working Capital

Working capital, or current assets less current liabilities, decreased $11.8 million, or 12%, to $90.5 million at September 30, 2020 from $102.3 million at September 30, 2019. This decrease in working capital is due to the impacts of the COVID-19 pandemic on our revenues coupled with our higher interest expense and redeemable preferred stock dividends which was a result of the Atlas Business Combination. This was offset by $10.8 million of working capital additions that resulted from the LONG and Alta Vista acquisitions during 2020.

Debt Arrangements

In March 2019, subsequent to the merger with ATC Group Partners (“ATC”), we repaid all outstanding balances on the combined entity’s loan agreements in full and terminated our prior loan agreements. These loan agreements were replaced with a term loan of $145.0 million and a revolving credit facility of $50.0 million, of which $31.8 million was funded at closing (the “Atlas Credit Facility”). Proceeds of the Atlas Credit Facility were used to repay existing debt of $123.9 million and fund a shareholder distribution of $52.8 million made in April 2019.

The Atlas Credit Facility was secured by assets of Atlas Intermediate. The Atlas Credit Facility required quarterly principal payments of $2.719 million through March 31, 2023, and then $3.625 million until the final maturity in March 2024, and bore interest at an annual rate of LIBOR plus a margin ranging from 275 to 425 basis points determined by the Company’s Consolidated Leverage Ratio, as defined in the Atlas Credit Facility. For the interest payment made in the in the quarter ended December 31, 2019, the applicable margin was 375 basis points and the total interest rate was 5.500%.

The Atlas Credit Facility was scheduled to mature in March 2024. However, in connection with the consummation of the Atlas Business Combination, the Atlas Credit Facility was repaid and we entered into a new credit arrangement (the “Atlas Credit Agreement”) was entered into with Macquarie Capital (the “Lender” or “Lead Arranger”). The Atlas Credit Agreement called for a term loan (the “Term Loan”) in the amount of $281.0 million and revolving letter of credit (the “Revolver”) in the amount of $40.0 million of which $12.0 million was drawn upon through September 30, 2020. The term loan proceeds were used to repay the existing Atlas Credit Facility in the amount of $171.0 million and partially fund the Atlas Business Combination and the acquisition of LONG.

Under the terms of the Atlas Credit Agreement, the Term Loan and Revolver are set to expire on February 14, 2027 and February 14, 2025, respectively. Interest was payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rates under the Atlas Credit Agreement equal either (i) Adjusted LIBOR (as defined in the Atlas Credit Agreement), plus 4.75%, or (ii) an Alternate Base Rate (as defined in the Atlas Credit Agreement), plus 3.75%.

The Atlas Credit Agreement is guaranteed by Holdings and secured by (i) a first priority pledge of the equity interests of subsidiaries of Holdings and Atlas Intermediate and (ii) a first priority lien on substantially all other assets of Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries.

On March 31, 2020, the terms of the Atlas Credit Agreement were modified to reduce the maturity of the Term Loan by one year to February 14, 2026 from February 14, 2027. The interest rate for the Term Loan was increased to (i) Adjusted LIBOR Rate as defined in the Atlas Credit Agreement, plus 6.25%, or (ii) an Alternate Base Rate as defined in the Atlas Credit Agreement, plus 5.25%. The interest rate for the Revolver was increased to (i) Adjusted LIBOR Rate as defined in the Atlas Credit Agreement, plus 5.0%, or (ii) an Alternate Base Rate as defined in the Atlas Credit Agreement, plus 4.0%. The modification also increased rate of amortization applicable to the Term Loan to 5.0% per annum (commencing on June 30, 2020).

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

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of December 31, 2019 and September 30, 2020, respectively.

Our debt balances are summarized as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Atlas credit facility	$-	$171,144
Atlas credit agreement	285,975	-
Subtotal	285,975	171,144
Less: Loan costs, net	(16,028)	(1,712)
Less current maturities of long-term debt	(14,050)	(10,875)
Long-term debt	$255,897	$158,557

The following table presents, in millions, scheduled maturities of the Company’s debt as of September 30, 2020:

2020 (three months remaining)	$3.5
2021	14.1
2022	14.1
2023	14.0
2024	14.0
Thereafter	226.3
$286.0

Our average effective interest rate on our total debt, exclusive of amortization of deferred debt issuance costs, during the nine months ended September 30, 2020 and 2019 was 6.9% and 6.1%, respectively.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated statements for the nine months ended September 30, 2020 and 2019 was $18.3 million and $8.0 million, respectively.

Other Commitments and Contingencies

In connection with our acquisition of LONG in February 2020, we may be required to pay $12.0 million in earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisition. We have currently accrued $5.6 million as the fair value of that liability within other long-term liabilities within our Consolidated Balance Sheet at September 30, 2020.

In November 2019, we entered into a financing arrangement of our business-related insurance policies and the amount remaining is $0.4 million as of September 30, 2020.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due, in millions, as of September 30, 2020 are as follows:

2020 (three months remaining)	$2.9
2021	9.0
2022	6.5
2023	6.0
2024	3.0
Thereafter	3.9
$31.3

During 2020, the Company entered into an agreement with its fleet management company pursuant to which it would receive rebates of $1.3 million to be repaid over three years at an interest rate of 2.85% per annum. The rebates were secured by title to selected vehicles within the Company’s owned fleet of vehicles in Georgia and California.

Remaining payments are as follows:

2020 (three months remaining)	$0.1
2021	0.5
2022	0.5
2023	0.1
$1.2

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no material off-balance sheet arrangements.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(in $ millions)		(in $ millions)
Net (loss) income	$0.6	$8.7	$(20.8)	$13.5
Interest	6.3	2.5	18.3	8.0
Taxes	-	-	-	0.2
Depreciation and amortization	5.2	5.1	15.5	15.6
EBITDA	12.1	16.3	13.0	37.3

EBITDA for acquired business prior to acquisition date(1)	$-	$0.5	$0.8	$2.2
One time legal/transaction costs and other non-recurring charges(2)	6.5	3.6	22.4	8.4
Non-cash equity compensation(3)	0.4	0.8	11.0	1.4

Adjusted EBITDA	$19.0	21.2	$47.2	$49.3

(1)	Includes the EBITDA of LONG (which we acquired in February 2020) for the period January 1, 2020 through the date of the acquisition and January 1, 2019 through September 30, 2019.
(2)	Includes professional service-related service fees such as legal, accounting, tax, valuation and other consulting relating as well as change in control payments relating to the Atlas Business Combination. Additionally, it includes other acquisition related professional fees, previous owner expenses and costs to shut down the telecom division.
(3)	Includes the amortization of the unvested portion of our 2017 and 2019 Management Incentive Plan grants that vested immediately upon the consummation of the Atlas Business Combination pursuant to change in control provisions contained within the applicable agreements, compensation that was earned and accrued for in the three months ended March 31, 2020 that will be share settled subsequent to June 30, 2020, and the amortization of unvested restricted share units granted in May 2020 to key management personnel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information called for by this item is not required as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the effects of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and reduced disclosure obligations. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

In addition, federal, state, and local government entities may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and may also face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for re-competition.

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

Outbreaks of communicable diseases, including the on-going global pandemic related to COVID-19, had and could continue to have, a negative impact on our business, financial condition and results of operations; and could in the future have. directly or indirectly, a material and adverse effect on our business, financial condition and results of operations. The duration and extent to which this will impact our future financial condition and results of operations remains uncertain.

Global or national health concerns, including the outbreak of pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for our services. For example, the domestic and global crisis resulting from the outbreak of the COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have already adversely affected the U.S. economy and financial markets, resulting in an economic downturn that has negatively impacted the demand for our services. Shelter in place orders in large metropolitan areas have negatively impacted our revenue, and if continued or exacerbated, or reordered in areas where such shelter in place orders have been lifted, could result in a material effect to our business. Furthermore, the COVID-19 pandemic also raises the possibility of an extended global economic downturn, which could ultimately result in an overall decrease in demand for our services and may impact the ability of our customers to pay for our services. For example, if a client’s financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services.

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

At this time, we are monitoring and will continue to monitor, the safety of our employees during the COVID-19 pandemic and the impact of the COVID-19 pandemic on our cash flows and on the credit and financial markets. We are evaluating, and will continue to evaluate, the impact of COVID-19 pandemic on current projects, but the full effects of the COVID-19 pandemic on our operations are still unknown. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the timing and effectiveness of any vaccine and the impact of these and other factors on our employees and clients. The extension of mandates for many individuals to substantially restrict daily activities and for business to curtail or cease normal operations within the cities and municipalities we operate could further negatively impact future results as well as the re-designation of infrastructure spending to non-essential services. Disruptions to capital markets due to the uncertainty surrounding the length and severity of the COVID-19 pandemic could delay the timing of our customers’ capital projects. In addition, the timing of payments from our commercial customers may be impacted.

Catastrophic events may adversely impact our business operations.

Our business operations may be adversely impacted by force majeure, or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters as well as terrorist attacks. Such events could result in the closure of offices, interruption of projects, and the relocation of employees. We typically remain obligated to perform our services after a such extraordinary events unless the contract contains a force majeure clause that relieves us of our contractual obligations. If we are not able to react quickly to a force majeure event, our operations may be affected significantly, which would have a negative impact on our business operations.

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

Although a trading market for our Class A common stock exists on the NASDAQ, the trading volume has not been significant, due in part to a substantial number of our outstanding shares of our common stock being subject to contractual lock-ups and other legal restrictions. Additionally, a large percentage of our common stock is currently made up of Class B common stock, which is not listed on a public exchange but is exchangeable (along with Holdings Units) for shares of Class A common stock. The market price for shares of our Class A common stock may be made more volatile because of the relatively low volume of trading. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Low volume can also reduce liquidity, which could adversely affect the market price of our shares of Class A common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2020, the Company issued to AVS Holding Services, Inc. in connection with the acquisition of Alta Vista Solutions 776,197 shares of Class B common stock along with an equal number of Holdings Units that are redeemable on a one-for-one basis for shares of Class A common stock. The Class B common stock issued was not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
3.2	Second Amended and Restated Bylaws of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
4.1	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.3	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
4.4	Amended and Restated Limited Liability Company Agreement of Atlas TC Holdings LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed Herewith

†	Management contract and compensatory arrangement in which any director or named executive officer participates

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November, 2020.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ David D. Quinn, Sr.
Name:	David D. Quinn, Sr.
Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ Walter Powell
Name:	Walter Powell
Title:	Chief Accounting Officer
(Principal Accounting Officer)

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)