Form 10-K
period 2020-12-31
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2021-03-23
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 001-38745

ATLAS TECHNICAL CONSULTANTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0808563
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13215 Bee Cave Parkway, Building B, Suite 230, Austin, TX	78738
(Address of principal executive offices)	(Zip Code)

(512) 851-1501

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	ATCX	Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,318,477.

As of March 17, 2021, 15,149,671 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 20,130,741 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the 2021 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ATLAS TECHNICAL CONSULTANTS, INC.

ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	the effect, impact, potential duration or other implications of the COVID-19 pandemic and any expectations we may have with respect thereto;

●	the adequacy of our efforts to mitigate cybersecurity risks and threats, especially with employees working remotely due to the COVID-19 pandemic;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business, as a result of which they would then receive expense reimbursements;

●	our public securities’ potential liquidity and trading;

●	changes adversely affecting the business in which we are engaged;
●	the risks associated with cyclical demand for our services and vulnerability to industry, regional and national downturns;

●	fluctuations in our revenue and operating results;

●	unfavorable conditions or further disruptions in the capital and credit markets;

●	our ability to generate cash, service indebtedness and incur additional indebtedness;

●	competition from existing and new competitors;

●	our ability to integrate any businesses we acquire and achieve projected synergies;

●	our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;

●	risks related to legal proceedings or claims, including liability claims;

●	our dependence on third-party contractors to provide various services;

●	our ability to obtain additional capital on commercially reasonable terms to fund acquisitions, expansions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

●	safety and environmental requirements and other governmental regulations that may subject us to unanticipated costs and/or liabilities;

●	general economic conditions and demand for our services; and

●	our ability to fulfill our public company obligations.

Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Forward-looking statements speak only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You should not take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future. Accordingly, you should not put undue reliance on these statements.

This Annual Report on Form 10-K includes market share data, industry data and forecasts that we obtained from internal company surveys (including estimates based on our knowledge and experience in the industry in which we operate), market research, consultant surveys, publicly available information, industry publications and surveys. These sources include, but are not limited to, IBISWorld, FMI, Engineering News Record and the American Society of Civil Engineers. Industry surveys and publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe such information is accurate and reliable, we have not independently verified any of the data from third-party sources cited or used for our management’s industry estimates, nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our position relative to our competitors or as to markets in which we operate refer to the most recent available data.

Risk Factor Summary

Our business is subject to significant risks and uncertainties of which you should be aware before making an investment decision in our business. Below is a bulleted summary of our principal risk factors, however this list does not fully represent all of our known risk factors. You should take time to carefully review and consider the full discussion of our risk factors (See Item 1A. Risk Factors).

Risks Relating to Our Business and Industry

●	Outbreaks of diseases, including the COVID-19 global pandemic, have had an adverse effect on our business, financial condition, and our results of operations.
●	We may not achieve synergies and cost savings in connection with prior or future acquisitions.
●	Our continued success is dependent on hiring and retaining qualified personnel.
●	Our profitability may suffer if we fail to maintain adequate utilization of our workforce.
●	Our business operations and financial results may be adversely affected if we fail to successfully manage our growth strategy.
●	Failure to maintain a safe work site could expose us to significant financial losses and reputational harm along with civil and criminal liabilities.
●	Demand from clients is cyclical and vulnerable to economic downturns, thus a weakened economy may adversely impact our financial results.
●	Our results of operations depend on new contracts and the timing of the performance of these contracts.
●	Our backlog is not necessarily indicative of our future revenues or earnings.
●	Our clients failing to timely pay amounts owed to us could adversely impact our business operations and financial results.
●	Our services expose us to significant risks of liability, and our insurance policies may not provide adequate coverage.
●	Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure and disrupt the management of our business operations.
●	Catastrophic events may adversely impact our business operations.
●	We engage in a highly competitive business and may lose market share, which would adversely impact our business operations.
●	The nature of our contracts subject us to risks of cost overruns, which could lead to reduced profits or, in some cases, losses.
●	Any disruption in government funding could adversely affect our business.

●	Governmental agencies may modify or terminate our contracts at any time prior to completion and failure to replace them may result in a decline in revenue.
●	Failure to comply with a variety of complex procurement rules and regulations could damage our reputation and result in our being liable for penalties.
●	We are dependent on third parties to complete certain elements of our contracts.
●	We may be precluded from providing certain services due to conflicts of interest.
●	Failure to maintain an effective system of internal control may affect our ability to accurately report our financial results.
●	An impairment charge on our goodwill could have a material adverse impact on our financial position and results of operations.

●	Rising inflation, interest rates and/or construction costs could reduce the demand for our services as well as decrease our profit on existing contracts.
●	We are subject to professional standards, duties and statutory obligations, all of which could expose us to liability and monetary damages.
●	If we fail to meet timing or performance standards on a project, we may incur a loss on that project, which would reduce our overall profitability.
●	The outcome of pending and future litigation could have a material adverse impact on our business.
●	Judicial determinations in favor of limiting the ability of public agencies to contract with private firms to perform government employee functions could have an adverse impact on our ability to compete for contracts and thus our financial results.
●	Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.
●	Our credit agreements contain a number of restrictive covenants which could limit our ability to finance operations, acquisitions or capital needs or engage in other business activities that may be in our interest.
●	Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
●

We and our clients are subject to environmental, health and safety laws and regulations that may require substantial costs to comply with and may expose us to significant penalties, damages or costs of remediation. Changes in such laws or regulations could also directly or indirectly reduce the demand for our services or make our operations more costly.

●	Changes in natural resource management or infrastructure industry laws could reduce the demand for our services or make our operations more costly, which could in turn adversely impact our revenue.

Risks Related to Our Common Stock

●	Our quarterly results may fluctuate significantly, which could have a materially adverse effect on the price of our common stock.
●	As an “emerging growth company,” we are subject to reduced disclosure requirements which could make our common stock less attractive to investors.
●	To the extent that shares of Class A common stock are issued pursuant to the terms of the Holdings LLC Agreement, the number of shares eligible for resale in the public market will increase.
●	If we issue additional equity securities, our existing stockholders may experience dilution, such new securities may have rights senior to those of our common stock, and the market price of our common stock may be adversely affected.
●	Provisions in our second amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
●	Provisions in our second amended and restated certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock.
●	Concentration of ownership of our common stock among certain large stockholders may prevent new investors from influencing significant corporate decisions or adversely affect the trading price of our common stock.
●	The market price of our common stock may be affected by low trading volume.
●	If securities or industry analysts adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our stock price could decline.
●	There can be no assurance that we will be able to comply with the continued listing standards of NASDAQ.

General Risk Factors

●	Negative conditions in the credit and financial markets could result in liquidity problems, or increase our borrowing costs.
●	Cybersecurity breaches of our systems could adversely impact our ability to operate.
●	Failure to comply with federal, state, and local governmental requirements could adversely affect our business.
●	Changes in tax laws could increase our tax rate and materially affect our results of operations.

PART I

ITEM 1. BUSINESS

Overview

Headquartered in Austin, Texas, Atlas Technical Consultants, Inc. (the “Company”, “we”, or “Atlas” and formerly named Boxwood Merger Corp. (“Boxwood”)) is a leading provider of professional testing, inspection, engineering, environmental, program management and consulting services, offering solutions to public and private sector clients in the transportation, commercial, water, government, education, industrial, healthcare and power markets. Our customers include government agencies (federal, state and local), quasi-public entities, schools, hospitals, utilities and airports, as well as private sector clients across many industries.

With approximately 140 offices located throughout the United States, we provide a broad range of mission-critical technical services, helping our clients test, inspect, plan, design, certify and manage a wide variety of projects across diverse end markets.

We act as a trusted advisor to our clients, helping clients design, engineer, inspect, manage and maintain civil and commercial infrastructure, servicing existing structures as well as helping to build new structures. However, we do not perform any construction and do not take any direct construction risk.

We provide a broad range of mission-critical technical services, ranging from providing inspection services in small projects to managing significant aspects of large, multi-year projects. For the year ended December 31, 2020, we:

●	performed approximately 40,000 projects, with average revenue per project of less than $10,000; and

●	delivered approximately 90% of our revenue under “time & materials” and “cost-plus” contracts.

We have long-term relationships with a diverse set of clients, providing a base of repeating clients, projects and revenues. Approximately 90% of our revenues were derived from clients that have used our services at least twice in the past three years and more than 95% of our revenues were generated from client relationships longer than ten years, with greater than 25% of revenues generated from relationships longer than thirty years. Examples of such long-term customers include the Georgia and Texas Departments of Transportation, U.S. Postal Service, U.S. Environmental Protection Agency, Gwinnett County Georgia, New York City Housing Authority, Stanford University, Port of Oakland, United Rentals, Inc., Speedway, Walmart Inc., and Apple Inc.

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes engineers, inspectors, scientists and other field experts. As of December 31, 2020, our technical staff represented nearly 80% of our approximately 3,200 employees. Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of December 31, 2020, our contracted backlog was estimated to be approximately $628 million. See “— Backlog” below for additional information relating to our backlog.

For the year ended December 31, 2020, we recognized approximately $468.2 million of gross revenues, ($27.6) million of net (loss) income, and $62.7 million of adjusted EBITDA.

Company History

Since our inception, we have strategically strengthened our capabilities and widened our footprint through organic growth and acquisitions of premier national and large regional technical service companies to create an industry-leading platform. Prior to the consummation of the Atlas Business Combination (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”), in 2017, we sequentially acquired three regional market leaders in each of Texas (PAVETEX Engineering LLC), Georgia (Moreland Altobelli Associates, LLC), and California (Consolidated Engineering Laboratories (“CEL”)). These businesses established our core services and capabilities. In 2018, we further augmented our core services and regional leadership through the acquisitions of Piedmont Geotechnical Consultants (Georgia) and SCST, Inc. (California). In January 2019, we acquired ATC Group Services LLC, an environmental and engineering consulting services company with over 1,700 employees across North America. In the year-ended December 31, 2020, we acquired: (i) Long Engineering LLC (“LONG”), a land surveying and engineering company headquartered in Atlanta, Georgia; (ii) Alta Vista Solutions (“Alta Vista”), a key provider of transportation-related testing and inspection services headquartered in Oakland, California; and (iii) WesTest LLC (“WesTest”), a key provider of transportation-related testing and inspection services headquartered in Lakewood, Colorado. Additionally, on February 26, 2021 we entered into a definitive agreement (subject to customary closing conditions) to acquire Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of New York, Inc., a full-service materials testing and inspection firm with over 275 employees providing on-site quality control and quality assurance services in New York and New Jersey. As a result of these acquisitions of key providers of technical services, we continue to expand our national platform.

Prior to February 14, 2020, Boxwood was a special purpose acquisition company incorporated in Delaware on June 28, 2017. On February 14, 2020, the Company consummated the Atlas Business Combination pursuant to the Purchase Agreement. Following the consummation of the Atlas Business Combination, the combined company is organized in an “Up-C” structure in which the business of Atlas Intermediate Holdings LLC (“Atlas Intermediate”) and its subsidiaries is held by Atlas TC Holdings LLC (“Holdings”) and will continue to operate through the subsidiaries of Atlas Intermediate, and in which the Company’s only direct assets will consist of Holdings Units. The Company is the sole manager of Holdings in accordance with the terms of the Amended and Restated Limited Liability Company Agreement of Holdings (the “Holdings LLC Agreement”) entered into in connection with the consummation of the Atlas Business Combination.

Our Core Values

We strive to be the most sought-after infrastructure and environmental solutions provider, known for our unique values-driven approach and brought to life by the industry’s most exceptional people.

At Atlas, we apply the following core values in all that we do:

●	Life—We enhance quality of life. We value people and safety above all else.

●	Heart—As our hallmarks, we act with compassion, empathy and respect.

●	Trust—We work together as partners, doing what we say with full accountability.

●	Mastery—Always striving for the highest quality, we ensure greatness inspires all our work.

Focus on Sustainability and the Environment

As an infrastructure and environmental solutions provider, we are committed to applying our values help our clients to improve sustainable infrastructure and ensure a safe and healthy environment through the services we provide. We aim to assist our clients in the effective management of their environmental risks, including those related to climate change, while also minimizing our own environmental footprint.

Through our transportation and infrastructure services, we are committed to the continuous evaluation of opportunities and implementation of solutions to maximize energy efficiency, renewable energy and low-carbon technologies. Additionally, we aim to help our clients manage and respond to climate-related impacts through our disaster response and recovery services, while also contributing to community resiliency through our engineering and design services.

Industry Overview

We operate within the broader U.S. infrastructure services market, providing a diversified set of technical services to a variety of end markets. Services include, but are not limited to, testing, inspection and certification, environmental services, engineering and design and program management, construction management and quality management. The relevant addressable market for U.S. infrastructure and construction testing, inspection and certification (“TIC”) and environmental consulting is an estimated $30 billion and growing. Our clients and projects vary in size and scope and come from all sectors including U.S. federal, state, municipal and local governments, quasi-public and private clients from the education, healthcare and utilities industries, and large multinational corporations and others.

Historically, the infrastructure and construction, TIC and environmental consulting industry have exhibited growth corresponding with market tailwinds, including heightened expenditure on public infrastructure, increasing complexity of regulatory requirements, aging transportation, water and utility systems and growing outsourcing trends among public agencies and private entities. In addition to market tailwinds, the industry has additional growth potential as TIC and quality assurance continue to increase as a percentage of overall construction value.

The following key market tailwinds are expected to drive future demand for U.S. infrastructure and construction TIC and environmental consulting:

●	Aging infrastructure. The majority of U.S. transportation, water and utility networks are over 50 years old, requiring an estimated $5.9 trillion of spending through 2029. Roughly 43% of public roadways in the United States are in poor or mediocre condition, 7.5% of bridges are structurally deficient (and over 94,000 additional bridges nationwide have inadequate clearances or approaches), 70% of all dams will be over 50 years old by 2030 and the majority of the U.S. electric grid was built in the mid-20th century, with an intended lifespan of 50 years.

●	Shift towards outsourcing. Private and public entities are increasingly outsourcing construction and environmental services in an effort to reduce costs, decrease staffing levels, provide specialized solutions and avoid non-compliance. Approximately 40% of testing and inspection services are outsourced, with the overall market for these services growing at approximately 8% year-over-year.

●	Increased public spending. Over the past several years, the U.S. Congress has passed legislation aimed at increasing transportation infrastructure spend in key markets. For example, the Fixing America’s Surface Transportation Act (the “FAST Act”), passed in 2015, will continue to provide near-term funding support, as the Highway Trust Fund has enough funding to cover large outlays through 2021. Approximately $3.5 trillion in infrastructure funding has been approved through 2029, with approximately $1.37 trillion of that total allocated to surface transportation.

●	Expanding state & local transportation spend. Combined state and local spending for transportation infrastructure increased from $260 billion in 2014 to a projected $300 billion in 2021 and is expected to grow at a compound annual growth rate (“CAGR”) of approximately 4% through 2023. The top three states in projected transportation infrastructure spend for 2021, California, New York and Texas, account for approximately 33% of all state and local spending nationwide and represents markets where the Company has a presence.

●	Rising Environmental Expenditures. Health, safety and environmental (“HSE”) regulations have generally become increasingly stringent and complex over time amid heightened awareness of environmental issues by regulatory bodies and consumers. U.S. environmental consulting expenditures are expected to increase from $31 billion in 2020 to $41 billion in 2026.

End Markets

The end markets we serve are characterized by various public and private clients that are faced with deteriorating asset conditions, outdated systems and expanding regulations. We operate across the entire built environment for a variety of end markets including, but not limited to, transportation, commercial, education, industrial, environmental, water, healthcare and power. Each of these end markets are experiencing tailwinds that drive ongoing maintenance and capital investment.

Transportation.  The U.S. transportation market has experienced broad increases in federal funding for U.S. Department of Transportation initiatives. Additionally, there is a renewed focus by the current U.S. presidential administration on infrastructure investment and a growing number of government projects focused on roads, bridges and airports. The current installed transportation base is aging and both public and private entities are increasingly outsourcing testing, inspection and program management services for their assets. At the state level, our presence in Georgia, Texas, California and New York positions us to capitalize on the potential increase in infrastructure funding in these states, as these states in particular have historically demonstrated higher than average investment in transportation infrastructure. Illustrative projects in the transportation market include airports, bridges, tollways, railways, highways, waterways, ports, tunnels, pedestrian routes and others.

Commercial.  Asset operators are faced with increasing complexity of, and scrutiny around, regulatory requirements, which is driving demand for turnkey solutions and the professionalization of maintenance services. Additionally, corporations are increasing investment in information technology and smart-building features, frequently undergoing corporate relocations, and exhibiting a need for bespoke and unique facilities. The increase in outdated facilities alongside new technological and logistical needs has driven additional spend for warehouse and distribution facilities, as well as development spend across sports, recreation and stadiums. Illustrative projects in the commercial market include healthcare facilities, offices, multi-family properties, retail outlets, data centers, corporate headquarters, parking structures and religious facilities.

Education.  Population growth and increasing access to education is driving enrollments and creating a need for new and updated facilities. Academic institutions are placing a growing focus on environmental impacts and sustainability as seen through the implementation of smart- and green-building technologies. Illustrative projects in the education market include colleges, universities, K-12 facilities, service academies, stadiums, athletic facilities, research facilities and theatres.

Industrial and Environmental.  New quality, health, safety and environmental regulations are driving demand for compliance systems and services in industrial businesses. Extreme weather requires services such as hurricane, storm and flood clean-up efforts as seen in the Carolinas, Florida and Texas. Illustrative projects in the industrial and environmental markets include manufacturing, refineries, agricultural, utilities, petrochemicals, nuclear, midstream, disaster response and mitigation, and pulp and paper.

Water.  Broadening stress on the U.S. water network from outdated systems, population growth and extreme weather patterns has resulted in systems that are approaching the end of their useful lives. The aging water infrastructure must also be renovated to meet expanding government regulations and energy-efficiency standards. Illustrative projects in the water market include dams, levees, recycling facilities, drinking water, storage, inland waterways, wastewater and treatment plants.

Government. Over time, municipalities, local, state and federal governments are increasingly tasked with the mandate to operate on leaner, more efficient budgets. We understand the many challenges associated with development, transportation and land-use for the government sector and we use our in-depth knowledge of social, political, and economic conditions to deliver sustainable projects to the communities that we serve. We partner with our clients and all stakeholders to ensure the cost-effective use of public funds and deliver better public infrastructure projects from concept to completion. Illustrative projects include program, construction and quality management projects for county, state and federal governments, disaster relief coordination and engineering and design of roadways and bridges.

Healthcare. From acute care hospitals to alcohol and drug treatment units, we provide services to assist our clients’ compliance with the Joint Commission Environment of Care, Centers for Disease Control and Prevention (CDC), and other applicable regulatory standards. Our nationwide network enables us to mobilize quickly, often avoiding disruption to our clients’ staff and patient populations. Illustrative projects include asset tagging, compliance assessment and permitting, construction materials testing, and site assessments.

Power. Whether our clients are considering new generation development, movement away from unregulated markets with renewed investment in regulated transmission and distribution, or retirement of older, less efficient generating assets, we understand the complexities of grid improvement and expansion projects and are poised to provide services such as siting and corridor studies, permitting, and real estate/right-of-way acquisition support. We assist our clients in determining where to add capacity, plan for construction, or build a new power plant, solar array, or wind turbine field. After construction, we are positioned to support the long-term safe and regulatory compliant operation of power assets. Illustrative projects include renewable development support services, environmental services, compliance assessment and permitting and construction management.

Service Lines

Testing, Inspection and Certification (“TIC”)

Any time a structure in the built environment is designed, built, repaired, refurbished or sold, our clients require critical path services to ensure infrastructure compliance, quality and integrity. We offer a comprehensive suite of TIC services to support a vast array of assets across different types, stages of life and end markets. In 2020, our TIC services represented approximately 35% of our revenues.

Illustrative services include:

●	construction materials testing, including product evaluations and factory quality control services;
●	non-destructive testing and evaluations, materials testing and inspection, laboratory services and geophysics;
●	construction quality assurance, including quality plan development, construction engineering and inspection, and source and field inspections;
●	owner verification & inspection (OVTI);
●	forensic & structural investigations; and
●	materials laboratory services.

Environmental Services

Safeguarding the environment requires proactively providing sustainable solutions while understanding and assisting our clients in complying with current regulatory demands. We utilize our technical staff, specialized equipment, and long-term relationships to manage a broad range of our clients’ environmental needs and assist our clients in overcoming environmental and regulatory challenges across a wide range of industries. By integrating environmental management into our clients’ business plans and goals, we endeavor to assist them in reducing potential crisis management costs and liabilities, thereby allowing them to focus on their core competencies and improve the health and livability of their communities. We provide comprehensive solutions to our clients’ most challenging ecological issues. Through our highly trained team of engineers, geologists, hydrogeologists, archaeologists, inspectors and other specialty environmental professionals, we have the capability to manage every aspect of a project’s environmental needs. In 2020, environmental services represented roughly 33% of our revenues.

Illustrative services include:

●	environmental permitting, compliance assistance, auditing and compliance management system implementation;
●	air quality;
●	water, hazardous material permitting and registration;
●	underground storage tank management;
●	leak detection and repair (LDAR) program management;
●	water resource management;
●	industrial hygiene and building science services; and
●	disaster response and recovery.

Engineering and Design (“E&D”)

We offer a full-service suite of civil, transportation, structural and architectural solutions for clients ranging from private developers to large federal agencies. We utilize our specialized expertise across a variety of disciplines to offer technical and project management solutions in order to assist clients in meeting their most demanding, large-scale challenges.

Our service offerings in E&D rest upon a foundation of years of experience in the design of a broad range of transportation and civil infrastructure projects, strong lines of communication, qualified planning and design professionals, and meticulous quality control measures throughout all stages of a project’s development. Our practice of knowledge-sharing among team members promotes continuous improvement of operations and is intended to provide maximum value for the client and reduce the likelihood of unforeseen problems during construction. Our E&D business has likewise been involved in supporting transportation and infrastructure work. In 2020, E&D represented 14% of our revenues.

Illustrative services include:

●	civil site, transportation and geotechnical engineering;
●	hydrogeology;
●	water/wastewater;
●	solid waste/landfill;
●	land acquisition services;
●	subsurface utility engineering (SUE);
●	surveying & mapping; and
●	geographic information system (GIS) asset inventory & assessments.

Program Management/Construction Management/Quality Management (“PCQM”).

We provide public and private sector clients with comprehensive support in managing large-scale improvement programs. We believe in a strong work ethic of transparency and collaboration between all parties involved and are uniquely connected to the communities we serve.

Our program management experience spans a broad spectrum of industries including hospitality, healthcare, education, industrial and municipal projects throughout the United States for both public and private sector clients. We are involved with projects totaling more than $2 billion of in-place construction, and we manage large and small-scale facility improvement programs and multi-year local option sales tax programs and provide comprehensive program support. We work hand-in-hand with governments and institutions during each stage of a capital improvement program. In 2020, our PCQM service offerings made up roughly 18% of our revenues.

Illustrative services include:

●	programmatic planning & phasing;
●	contract document preparation;
●	bid evaluation & award analysis;
●	alternative/value engineering;
●	project estimating & scheduling;
●	project cost/schedule control;
●	contract administration;
●	project management;
●	community relations/affairs;
●	asset management;
●	construction management services;
●	quality management and assurance; and
●	construction engineering & inspection (CEI).

Key Clients and Projects

We currently serve over 10,000 different clients annually. While our ten largest clients accounted for approximately 25% of our consolidated revenue during the fiscal year ended December 31, 2020, no single client accounted for more than 10% during that period, and we do not have any one client where the loss of that one client would have a material adverse effect on the Company. Although we serve a highly diverse client base, approximately 50% of our net revenues were attributable to public and quasi-public sector clients. In this regard, public sector clients include U.S. federal, state and local government departments, agencies, systems and authorities, including Departments of Transportation, educational systems and public housing authorities, while quasi-public sector clients include utility service providers and energy producers. Of our private sector clients, our largest clients are commercial companies and contractors. Although we anticipate public and quasi-public sector clients to represent the majority of our revenues for the foreseeable future, we intend to continue expanding our service offerings to private sector clients.

During our history in the testing and inspection business, we have worked with such clients on such well-known projects as (in alphabetical order):

●	Apple Campus II (Cupertino, California)

●	Golden Gate Bridge (San Francisco, California)
●	Ground Zero Recovery (New York, New York)

●	Harbor Bridge (Corpus Christi, Texas)

●	The Grand Waikikian by Hilton (Honolulu, Hawaii)
●	Hurricane Katrina Recovery (Louisiana)
●	Northwest Corridor Express Lanes (Georgia)

●	Stanford University Hospital (Stanford, California)

Contracts

We enter into contracts that contain two principal types of pricing provisions: (1) time and materials/cost-reimbursable; and (2) fixed price. For the year ended December 31, 2020, approximately 90% of our revenue was recognized from time and materials/cost-reimbursable contracts, with approximately 10% from fixed price contracts.

Cost-reimbursable contracts.  Cost-reimbursable contracts consist of the following:

●	“Time & materials” contracts are common for smaller scale professional and technical consulting and certification service projects. Under these types of contracts, there is no predetermined fee. Instead, we negotiate hourly billing rates and charge our clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have an initial not-to-exceed or guaranteed maximum price provision.

●	“Cost-plus” contracts are the predominant contracting method used by U.S. federal, state and local governments. Under these types of contracts, we charge clients for our costs, including both direct and indirect costs, plus a negotiated fee. The estimated cost plus the negotiated fee represents the total contract value.

Fixed price.  Fixed price contracts consist of the following:

●	Fixed price contracts require us to either perform all of the work under the contract for a specified lump sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. Fixed price contracts are subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Fixed price contracts expose us to a number of risks not inherent in “cost-plus” and “time & materials” contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Many of our fixed price contracts relate to small value services, such as individual unit or very small quantity testing or inspection.
●	Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed or over time.

Backlog

As of December 31, 2020, we had $628 million of backlog, of which $377 million, or approximately 60%, is expected to be recognized over the next twelve months and the majority of the balance over the next 24 months.

We analyze our backlog, which we define as fully awarded and contracted work or revenue we expect to realize for work completed, to evaluate operations and future revenue potential. Our contracted backlog includes revenue we expect to record in the future from signed contracts. In order to calculate backlog, we determine the amounts for contracted projects that are fully funded, and then determine the respective revenues expected to be realized upon completion of work. We use backlog to evaluate Company revenue growth as it typically follows growth in backlog. As backlog is not a defined accounting term, our computation of backlog may not be comparable with that of our peers. In addition, project cancellations and scope adjustments may occur from time to time. For example, certain contracts are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Our backlog for the period beyond the next twelve months may be subject to variation from the prior year as existing contracts are completed, delayed or renewed or new contracts are awarded, delayed or canceled. Accordingly, our backlog as of any particular date is an uncertain indicator of future earnings. As backlog is not a defined accounting term, our computation of backlog may not be comparable to that of our industry peers.

Offices

Our principal executive offices are located at 13215 Bee Cave Parkway, Building B, Suite 230, Austin, Texas 78738, which we have leased through October 2024 with annual lease terms of $0.3 million plus operating expenses over the life of the lease. We do not own any significant real property. We currently operate out of approximately 140 leased locations. Our lease terms vary from month-to-month to multi-year commitments. We do not consider any of these leased properties to be materially important to our overall operations. While we do believe it is necessary to maintain offices through which our services are coordinated, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand our operations.

Atlas Geographic Footprint

Human Capital Management

At Atlas, our employees are our assets; they are the very foundation of our success, the heart of our organization and the drivers of our future potential. As of December 31, 2020, we had approximately 3,200 employees, approximately 85% of which were full-time employees and approximately 80% of which represent technical staff with specialized expertise. We consider our employee relations to be good.

Our employee attrition rate for 2020 among all staff, part-time and full-time, was approximately 15%, which was higher than our attrition rate of approximately 10% for 2019 due to COVID-19-related workforce adjustments. To date, we have been able to locate and engage highly qualified employees as needed and we do not expect our growth efforts to be constrained by a lack of qualified personnel. However, our ability to attract, retain, engage and support a diverse and highly qualified workforce is essential to our future success. As such, we prioritize diversity within our employee population and proactively foster a culture of inclusion throughout our organization, and we place the health, safety and wellbeing of our employees above all else.

Focus on Diversity, Equity and Inclusion

To achieve our vision we seek to hire, develop, and promote a talented and diverse team of professionals nationwide. We believe leveraging the power of our different backgrounds, beliefs, perspectives and capabilities creates value for our Company and our shareholders.

At Atlas, we define diversity, equity and inclusion as follows:

●	Diversity is the presence of employees of different gender, race, ethnicity, sexual orientation, age, socio-economic status, and physical/mental abilities.

●	Equity is the promotion of impartiality and fairness within procedures, processes, distribution of resources, and access to promotion and development.

●	Inclusion is an ongoing commitment to ensure all Atlas employees experience a welcoming work environment that is devoid of discrimination and bias.

In the third quarter of 2020, we formed the Atlas Diversity, Equity and Inclusion Council (the “DE&I Council”) comprised of employee representatives from varying backgrounds, geographic regions, functional groups and levels of seniority within our organization to focus on diversity, equity and inclusion strategy development, initiative execution and measurement of outcomes. The DE&I Council’s work is streamlined into three targeted programs: Employee Resources, Talent & Training and Community Outreach.

In the first quarter of 2021, we appointed Jamie Myers as our Chief Diversity Officer and launched seven employee resource groups (“ERGs”), which are voluntary, employee-led groups that strive to foster a diverse, inclusive workplace aligned with our core values. Our ERGs exist to provide support, career development and networking opportunities as well as create a safe space where employees can be their authentic selves. Each ERG is open to all employees and cross-collaboration across ERGs is encouraged. When we work together to foster an open, diverse workplace, mentoring and support can reshape our inclusive culture.

Atlas Employee Resource Groups

Employee Health, Safety and Wellbeing

We place the health, safety and wellbeing of our employees above all else in our business and operations. We are committed to providing a safe and healthy work environment for our team and aim to reduce risks and hazards throughout all of our offices and operations. We are committed to mitigating risks by providing health and safety training for all employees and communicating our health and safety practices throughout our business. We also comply with all applicable health and safety requirements and regulations at the local, state and national levels throughout all operations and projects.

At Atlas, we continuously emphasize the three underlying principles of safety:

●	Think Safe: make safety a thought before starting any activity or job;

●	Work Safe: make safety a part of our culture; and

●	Live Safe: make safety a lifestyle.

The overall wellbeing, including the mental health, of our employees is of utmost important to us. We provide an Employee Assistance Program free of charge to all employees, through which a third party provider offers confidential guidance for personal issues that employees may be facing, including substance abuse, mental health, work, familial, financial and legal matters.

Competition

The U.S. infrastructure and construction TIC and environmental consulting market is generally highly fragmented and competitive due to the breadth of services offered and the technical complexity needed to meet increasingly stringent regulatory standards.

Industry participants compete on the strength of client relationships, expertise in local markets, technical capabilities, reputation for quality of service and reliability, and price. The ability to compete effectively also depends on employing highly skilled, qualified personnel to meet technical qualification and staffing requirements.

Barriers to entry in the industry are created by the requirement for technical capabilities, a reputation for expertise and reliability and deep relationships with both clients and prime contractors. Scale and breadth of service offerings can also be a barrier to entry for companies that do not have adequate resources or capacity to complete complex and large-scale projects. Customers are increasingly emphasizing safe work practices by placing a premium on limiting liability, creating an additional barrier to entry for those who cannot demonstrate a safety record at or above industry standards.

The firms operating in our industry range from large, global companies with broad service offerings to small-scale providers that typically service regional markets or offer specialized, niche services. Competitive dynamics in the industry are variable across end markets, localities, geographies and types and scopes of services, among other factors. With respect to engineering and design, we view our principal competitors to be AECOM, Jacobs Engineering Group Inc., NV5 Global, Inc., Parsons Corporation, Stantec Inc., Tetra Tech, Inc. and WSP Global Inc. In the area of testing and inspection, we view our principal competitors to be Applus Services, S.A., ALS Limited, Bureau Veritas S.A., Intertek Group plc and SGS S.A. With respect to professional services, we view our principal competitors to be Accenture plc, Booz Allen Hamilton Inc., CGI Inc., FTI Consulting, Inc., Huron Consulting Group Inc. and ICF International, Inc. In all of the aforementioned industries there are also other small- and mid-sized regional players with whom we compete. Our ability to compete successfully depends upon the effectiveness of our marketing efforts, the strength of our client relationships, our ability to accurately estimate costs, the quality of the work we perform, our ability to hire and train qualified personnel and our ability to obtain insurance on commercially reasonable terms.

Information About Our Executive Officers

Incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2020 year end.

Seasonality

Due primarily to inclement weather conditions, which lead to project delays and slower completion of contracts, and a greater number of holidays in the United States, our operating results during the months of December, January and February are generally lower than our operating results during other months. As a result, our revenue and net income for the first and fourth quarters of a fiscal year may be lower than our results for the second and third quarters of a fiscal year.

Insurance and Risk Management

We maintain insurance covering professional liability and claims involving bodily injury and property damage. We consider our present limits of coverage, deductibles and reserves to be adequate. Wherever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance and control, risk management, workplace safety and similar methods.

Risk management is an integral part of project management. We have a strict project review framework including escalation to senior management for any fixed price contracts above $5 million.

Regulation

We are regulated in a number of fields in which we operate. We contract with various U.S. governmental agencies and entities, and when working with such governmental agencies and entities, we must comply with laws and regulations relating to the formation, administration and performance of contracts. These laws and regulations contain terms that, among other things:

●	require certification and disclosure of all costs or pricing data in connection with various contract negotiations;

●	impose procurement regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. government contracts; and

●	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

To help ensure compliance with these laws and regulations, employees are sometimes required to complete tailored ethics and other compliance training relevant to their position and our operations.

Legal and Environmental

From time to time, we are subject to various legal proceedings that arise out of our normal course of business or otherwise. We are not currently a party to any legal proceedings that, individually or in the aggregate, are expected to materially impact our business, financial position, results of operations and cash flows, taken as a whole.

We must comply with a number of federal, tribal, state and local laws and regulations that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, or that otherwise relate to health and safety or the protection of the environment. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs, including clean-up costs; fines and administrative, civil or criminal sanctions; third-party claims for property damage or personal injury; or implementation of remediation activities, including investigation, assessment and short- or long-term monitoring activities.

Available Information

We make available free of charge on our website, www.oneatlas.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. These documents are also available on the SEC’s website at www.sec.gov. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS

You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K, as these risks could have a material adverse effect on our business, results of operations and financial condition.

Additionally, the risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we may face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Furthermore, the ongoing global pandemic related to COVID-19 may amplify many of the risks discussed below to which we are subject and, given the unpredictable, unprecedented and fluid nature of the pandemic, it may materially and adversely affect us in ways that are not anticipated by or known to us or that we do not currently consider to present significant risk. Therefore, at this time, we are unable to estimate the extent to which the pandemic and its related impacts will adversely affect our business, financial condition and results of operations.

Risks Relating to Our Business and Industry

Outbreaks of communicable diseases, including the ongoing global pandemic related to COVID-19, have had an adverse effect on our business, financial condition and results of operations and could in the future have, directly or indirectly, a material adverse effect on our business, financial condition and results of operations. The duration and extent to which this will impact our future financial condition and results of operations remains uncertain.

Global or national health concerns, including the outbreak of a pandemic or contagious disease, can negatively impact the global economy and, therefore, demand and pricing for our services. For example, the outbreak of the COVID-19 pandemic and the measures being taken to address and limit the spread of the virus have adversely affected the U.S. economy and financial markets, resulting in an economic downturn that has negatively impacted the demand for our services. In response to market conditions, during the second quarter of 2020, we reduced our workforce through various actions. The full impact of the COVID-19 outbreak continues to evolve.

Furthermore, the COVID-19 pandemic also raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our services and impact our financial condition and results of operations even after the pandemic is fully contained. For example, if a client’s financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. We continue to monitor the impact of the COVID-19 pandemic on our cash flows and on the credit and financial markets.

As a safety focused organization, since the outbreak of COVID-19 and continuing throughout the beginning of 2021, we have encouraged our employees to work from home wherever possible and to honor all shelter in place rules put forth by their state or local governments. As a result, we may have increased cybersecurity and data security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased disbursement of physical machines. While we continue to implement information technology controls to reduce the risk of a cybersecurity or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

We are currently monitoring, and will continue to monitor, the safety of our employees during the COVID-19 pandemic. We are evaluating, and will continue to evaluate, the impact of COVID-19 on current projects, but the full effects of COVID-19 on our operations are still unknown. The duration and extent of the impact from the COVID-19 pandemic continues to be evaluated by governments and experts and depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the long-term efficacy of COVID-19 vaccines, the emergence of new strains of the virus and the impact of these and other factors on our employees and clients. In the event of a reinstitution of shelter-in-place orders within the cities and municipalities where we operate, our future results could be further negatively impacted and could result in the re-designation of infrastructure spending to other uses. Disruptions to capital markets due to the uncertainty surrounding the length and severity of the COVID-19 pandemic could also delay the timing of our customers’ capital projects.

Our business strategy relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.

Our business strategy involves growth through, among other things, the acquisition of other companies. We may finance these acquisitions or other strategic investments with cash, the issuance of equity or equity-linked securities or a combination of the foregoing, and therefore any such acquisition or strategic investment could be dilutive to our existing stockholders. We try to acquire companies that we believe will strategically fit into our business and growth objectives, including, for example, our acquisition of ATC Group Services LLC in January 2019, LONG in February 2020, Alta Vista in September 2020 and WesTest in December 2020 and our February 2021 entry into a definitive agreement to acquire Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of NY, Inc. We are continuously evaluating multiple acquisition or strategic investment opportunities, some of which may be material to our results of operations and financial condition. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on our financial results.

We may not be able to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required consent of our lenders and, therefore, may not be able to complete such acquisitions or strategic investments. We may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that we do not complete), and we may also pay fees and expenses associated with financing acquisitions to investment banks and other advisors. Any of these amounts may be substantial, and together with the size, timing and number of acquisitions we pursue, may negatively affect and cause significant volatility in our financial results.

In addition, we have assumed, and may in the future assume, liabilities of the company we are acquiring. While we retain third-party advisors to assist with due diligence and consult on potential liabilities related to these acquisitions, there can be no assurances that all potential liabilities will be identified or known to us. If there are unknown liabilities or other unforeseen obligations, our business could be materially adversely affected.

We cannot assure you that we will achieve synergies and cost savings in connection with prior or future acquisitions.

We actively pursue acquisition opportunities consistent with our growth strategy. We may not achieve anticipated cost savings in connection with prior or future acquisitions within the anticipated time frames or at all. A variety of risks could cause us not to realize some or all of these expected benefits. These risks include, among others, higher than expected standalone overhead expenses, delays in the anticipated timing of activities related to cost saving initiatives and the incurrence of other unexpected costs associated with operating the acquired business. Moreover, our implementation of cost savings initiatives may disrupt our operations and performance, and our estimated cost savings from such initiatives may be based on assumptions that prove to be inaccurate. If, for any reason, the benefits we realize are less than our estimates or our improvement initiatives adversely affect our operations or cost more or take longer to implement than we project, or if our assumptions prove inaccurate, our results of operations may be materially and adversely affected.

In addition, our operating results from these acquisitions could, in the future, result in impairment charges for any of our intangible assets, including goodwill, or other long-lived assets, particularly if economic conditions worsen unexpectedly. These changes could materially adversely affect our results of operations, financial condition, stockholders’ equity, and cash flows.

If we are unable to integrate acquired businesses successfully, our business could be harmed.

As part of our business strategy to pursue accretive acquisitions, we intend to selectively pursue targets that provide complementary, low-risk services and expand our national platform. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could weaken our business operations. The integration process of any particular acquisition may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration process may result in unanticipated problems, expenses, liabilities and competitive responses and may cause our stock price to decline.

The difficulties of integrating acquisitions include, among other things:

●	unanticipated issues in integration of information, communications and other systems;

●	unanticipated incompatibility of logistics, marketing and administration methods;

●	maintaining employee morale and retaining key employees;

●	integrating the business cultures of both companies;

●	preserving important strategic client relationships;

●	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

●	coordinating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of such acquisition, including the synergies, cost savings or growth opportunities that we expect. These expected benefits may not be achieved within the anticipated time frame or at all.

Further, we have assumed, and may in the future assume, liabilities of the company we are acquiring. While we retain third-party advisors to assist with due diligence and consult on potential liabilities related to these acquisitions, there can be no assurances that all potential liabilities will be identified or known to us. If there are unknown liabilities or other unforeseen obligations, our business could be materially adversely affected. Acquisitions may also cause us to:

●	require our management to expend significant time, effort and resources;

●	issue securities that would dilute our current stockholders;

●	use a substantial portion of our cash resources;

●	increase our interest expense, leverage and debt service requirements if we incur additional debt to fund an acquisition;

●	assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners;

●	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges;

●	experience volatility in earnings due to changes in contingent consideration related to acquisition liability estimates;

●	incur amortization expenses related to certain intangible assets;

●	lose existing or potential contracts as a result of conflict of interest issues;

●	incur large and immediate write-offs; or

●	become subject to litigation.

Our continued success is dependent upon our ability to hire, retain and utilize qualified personnel.

The success of our business and our ability to operate profitably is dependent upon our ability to hire, retain and utilize qualified personnel, including engineers, architects, designers, craft personnel and corporate management professionals who have the required experience and expertise at a reasonable cost. The market for these and other personnel is competitive. From time to time, it may be difficult to attract and retain qualified individuals with the expertise, and in the timeframe, demanded by our clients, or to replace such personnel when needed in a timely manner. In certain geographic areas, for example, we may not be able to satisfy the demand for our services because of our inability to successfully hire and retain a sufficient amount of qualified personnel. Furthermore, some of our personnel hold government-granted clearance that may be required to obtain government projects. If we were to lose some or all of these personnel, they would be difficult to replace. Loss of the services of, or failure to recruit, qualified technical and management personnel could limit our ability to successfully complete existing projects and compete for new projects.

In addition, if any of our key personnel retire or otherwise leave the Company, we must have appropriate succession plans in place and successfully implement such plans, which requires devoting time and resources toward identifying and integrating new personnel into leadership roles and other key positions. Our inability to attract and retain qualified personnel or effectively implement appropriate succession plans could have a material adverse impact on our business, financial condition and results of operations.

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. For example, the uncertainty of contract award timing can present difficulties in matching our workforce size with our contracts. If an expected contract award is delayed or not received, we could incur costs resulting from excess staff, reductions in staff, or redundancy of facilities that could have a material adverse impact on our business, financial condition and results of operations.

Our profitability could suffer if we are not able to maintain adequate utilization of our workforce.

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by several factors, including:

●	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

●	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographic areas and workforces;

●	our ability to manage attrition;

●	our need to devote time and resources to training, business development, professional development and other non-chargeable activities;

●	our ability to match the skill sets of our employees to the needs of the marketplace;

●	potential disengagement of employees if we overutilize our workforce, which would increase employee attrition; and

●	conversely, if we underutilize our workforce, our profit margin and profitability could suffer.

If we are not able to successfully manage our growth strategy, our business operations and financial results may be adversely affected.

Our expected future growth presents numerous managerial, administrative and operational challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate, and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

Construction and maintenance sites are inherently dangerous workplaces. If we, the owner, or others working at a project site fail to maintain a safe work site, we can be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities.

Construction and maintenance sites often put our employees and others in proximity to large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes and highly regulated materials in a challenging environment. If we fail to implement safety procedures, or if the procedures we implement are ineffective, or if others working at the site fail to implement and follow appropriate safety procedures, our employees and others may become injured, disabled or even lose their lives, the completion or commencement of our projects may be delayed and we may be exposed to litigation, investigations, fines, penalties or claims for damages. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our clients and raise our operating and insurance costs. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition and results of operations.

In addition, our projects can involve the handling of hazardous and other highly regulated materials, which, if improperly handled or disposed of, could subject us to civil and/or criminal liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional groups whose primary purpose is to ensure we implement effective HSE work procedures throughout our organization, including construction sites and maintenance sites, the failure to comply with such regulations could subject us to liability. In addition, despite the work of our functional groups, we cannot guarantee the safety of our personnel or that there will be no damage to or loss of our work, equipment or supplies.

Our safety record is critical to our reputation. Many of our clients require that we meet certain safety criteria to be eligible to bid for contracts, and many contracts provide for automatic termination or forfeiture of some or all of our contract fees or profits in the event that we fail to meet certain measures. Accordingly, if we fail to maintain adequate safety standards, we could suffer reduced profitability or the loss of projects or clients, which could have a material adverse impact on our business, financial condition and results of operations.

Demand from clients is cyclical and vulnerable to economic downturns. If the economy weakens or client spending declines, our financial results may be impacted.

Demand for services from our clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy. If the economy weakens or client spending declines, then our revenue, profits and overall financial condition may deteriorate.

In addition, if there is an economic downturn, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses on uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

Our revenues are derived from new contract awards. Delays in the timing of awards or cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale projects as these contracts frequently involve a lengthy and complex bidding and selection process, which is affected by several factors, such as market conditions or governmental and environmental approvals. Since a significant portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. Furthermore, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for the project.

In addition, certain contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we may incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer.

The uncertainty of contract award timing can also present difficulties in matching workforce size with contract requirements. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities, which could have a material adverse effect on our business, financial condition and results of operations.

The contracts in our backlog may be adjusted, cancelled or suspended by our clients and, therefore, our backlog is not necessarily indicative of our future revenues or earnings. Additionally, even if fully performed, our backlog is not a good indicator of future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of December 31, 2020, our backlog totaled approximately $628 million. There is no assurance that backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at the discretion of the client. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time depending on the nature of the project and the timing of the services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

The contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog is based on estimates. Additionally, the way we perform on our individual contracts can greatly affect our gross margins and future profitability.

If our clients delay in paying or fail to pay amounts owed to us, our business operations and financial results may be adversely impacted.

Our accounts receivable are a significant asset on our balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients, economic downturns or other events can adversely affect the markets we serve and our clients’ ability to pay, which could reduce our ability to collect amounts due from clients. We may be unable to collect amounts due or damages we are awarded from certain clients, and our efforts to collect such amounts may damage our client relationships. The disruptions caused by the COVID-19 pandemic have heightened the risk that we may not receive payment for services performed. If our clients delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, results of operations, and financial condition.

Our services expose us to significant risks of liability, and our insurance policies may not provide adequate coverage.

If we fail to provide our services in accordance with applicable professional standards or contractual requirements, we could be exposed to significant monetary damages or even criminal violations. Our engineering practice, for example, involves professional judgments regarding the planning, design, development, construction, operations and management of industrial facilities and public infrastructure projects. While we do not generally accept liability for consequential damages in our contracts, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant professional or product liability, and warranty or other claims against us as well as reputational harm, especially if public safety is negatively impacted. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage and self-insured retention amounts, and could impact our ability to obtain insurance in the future or increase the cost of obtaining such insurance. Further, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium cost. Even where coverage applies, the policies have deductibles, which result in our assumption of exposure for certain amounts with respect to any claim filed against us. In addition, clients or subcontractors who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a high deductible, if successful and of a material magnitude, could have a material adverse impact on our business, financial condition and results of operations.

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

We maintain insurance coverage from third-party insurers as part of our overall risk management strategy, and some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel coverage or are otherwise unable to provide us with adequate insurance coverage, our overall risk exposure and operational expenses would increase and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

Catastrophic events may adversely impact our business operations.

Our business operations may be adversely impacted by force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters as well as terrorist attacks. Such events could result in the closure of offices, interruption of projects and the relocation of employees. We typically remain obligated to perform our services after a terrorist attack or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations. If we are not able to react quickly to a force majeure event, our operations may be affected significantly, which would have a negative impact on our business operations.

Further, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. Despite our implementation of network security measures, we are vulnerable to disruption, infiltration or failure of these systems or third-party hosted services in the event of a major earthquake, fire, power loss, telecommunications failure, cyberattack, war, terrorist attack or other catastrophic event, and any such occurrence could cause system interruptions, reputational harm, loss of intellectual property, lengthy interruptions in our services, breaches of data security and loss of critical data and could harm our future operating results.

We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.

We face intense competition to provide testing, inspection, engineering, environmental, program management and consulting services to clients. The markets we serve are highly competitive and we compete against many regional, national and multinational companies.

The extent of our competition varies by industry, geographic area and project type. Our projects are frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for project awards based on pricing, schedule and the breadth and technical sophistication of our services. Competition can place downward pressure on our contract prices and profit margins and may force us to accept contractual terms and conditions that are less favorable to us, thereby increasing the risk that, among other things, we may not realize profit margins at the same rates as we have seen in the past or may become responsible for costs or other liabilities we have not accepted in the past. If we are unable to compete effectively, we may experience a loss of market share or reduced profitability or both, which, if significant, could have a material adverse impact on our business, financial condition and results of operations.

The nature of our contracts, particularly those that are fixed price, subject us to risks of cost overruns. We may experience reduced profits or, in some cases, losses if costs increase above budgets or estimates or if projects experience schedule delays.

As of December 31, 2020, approximately 10% of our revenues were earned under fixed price contracts. Fixed price contracts require us to estimate the total cost of the project in advance of performing it. For fixed price contracts, we may benefit from any cost savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed price contracts are established in part on partial or incomplete designs, cost and scheduling estimates that are based on several assumptions, including those about future economic conditions, commodity and other materials pricing and availability of labor, equipment and materials, in addition to other exigencies. If the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform or changes in general economic conditions, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, cost overruns could have a material adverse impact on our business, financial condition and results of operations.

We derive a large portion of our gross revenues from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

During fiscal 2020, approximately 50% of our gross revenues was derived from federal, state and local government related projects. The demand for our government-related services is generally driven by the level of government program funding. Each year, client funding for some of our U.S. government contracts may directly or indirectly rely on government appropriations or public-supported financing. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as U.S. state and local municipal bonds may be only partially raised to support existing projects. Similarly, an economic downturn may make it more difficult for U.S. state and local governments to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by:

●	changes in and delays or cancellations of government programs, requirements, or appropriations;
●	re-competes of government contracts;
●	curtailment in the use of government contracting firms;
●	increases in raw material costs;
●	delays associated with insufficient numbers of government staff to oversee contracts;
●	the timing and amount of tax revenue received by federal, state, and local governments, and the overall level of government expenditures;
●	competing political priorities and changes in the political climate with regard to the funding or operation of the services we provide;
●	the adoption of new laws or regulations affecting our contracting relationships with the federal, state, or local governments;
●	a dispute with, or improper activity by, any of our subcontractors; and
●	general economic or political conditions.

These and other factors could cause government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts, or not to exercise contract options for renewals or extensions. Any of these actions could have a material adverse effect on our revenue or timing of contract payments from these agencies.

Governmental agencies may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue.

Most government contracts may be modified, curtailed or terminated by the government either at their discretion or upon the default of the contractor. If the government terminates a contract at its discretion, then we typically can recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all our potential revenue and profits from that contract. In addition, for some assignments, the U.S. government may attempt to “insource” the services to government employees rather than outsource to a contractor. If a government terminates a contract due to our default, we could be liable for excess costs incurred by the government in obtaining services from another source.

Our failure to comply with a variety of complex procurement rules and regulations could damage our reputation and result in our being liable for penalties, including termination of our government contracts, disqualification from bidding on future government contracts and suspension or debarment from government contracting.

We must comply with laws and regulations relating to government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant laws and regulations that affect us include:

●	federal, state, and local laws and regulations (including the Federal Acquisition Regulation or “FAR”) regarding the formation, administration, and performance of government contracts;

●	the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and

●	federal, state and local laws and regulations regarding procurement integrity including gratuity, bribery and anti-corruption requirements as well as limitations on political contributions and lobbying.

Government agencies routinely audit and review a contractor’s performance on government contracts, indirect cost rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. Any failure to comply with applicable laws and regulations could result in civil or criminal penalties or administrative sanctions such as contract termination, forfeiture of profits, damage to our reputation, price or fee reductions or suspension or debarment from contracting with the government, each of which could materially adversely affect our business, results of operations and financial condition.

In addition, federal, state and local government entities may revise existing contract rules and regulations or adopt new contract rules and regulations at any time and may also face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for recompetition.

We are dependent on third parties to complete certain elements of our contracts.

We hire third-party subcontractors to perform certain work under our contracts. We also rely on third-party equipment manufacturers or suppliers to provide equipment and materials used for certain of our projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete certain projects could be impaired. If we are not able to locate qualified third-party subcontractors, or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump sum or a fixed price contract, we may suffer losses on these contracts. If a subcontractor, supplier or manufacturer fails to provide services, supplies or equipment as required under a contract for any reason, we may be required to source these services, equipment or supplies to other third parties on a delayed basis or on less favorable terms, which could negatively impact contract profitability. There is a risk that we may have disputes with our subcontractors relating to, among other things, the quality and timeliness of work performed, customer concerns about a subcontractor or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications, imposition of financial penalties or requirements to provide additional services to ensure the adequate performance and delivery of the contracted services. We may be jointly and severally liable for the third party’s actions or contract performance.

Third parties may find it difficult to obtain sufficient financing to fund their operations, and such inability could adversely affect such third party’s ability to provide materials, equipment or services, which could have a material adverse impact on our business, financial condition and results of operations. In addition, a failure by a third-party subcontractor, supplier or manufacturer to comply with applicable laws, regulations or client requirements could negatively impact our business and, for government clients, could result in fines, penalties, suspension or even debarment being imposed on us, which could have a material adverse impact on our business, financial condition and results of operations.

We may be precluded from providing certain services due to conflict of interest issues.

Many of our clients are concerned about potential or actual conflicts of interest in retaining management consultants. U.S. federal government agencies have formal policies against continuing or awarding contracts that would create actual or potential conflicts of interest with other activities of a contractor. These policies may prevent us from bidding for or performing government contracts resulting from or relating to certain work we have performed. In addition, services performed for a commercial or government client may create a conflict of interest that precludes or limits our ability to obtain work from other public or private organizations. Any conflicts of interest that preclude us from providing certain services could have a material adverse impact on our business, financial condition and results of operations.

If we fail to comply with federal, state and local governmental requirements, our business may be adversely affected.

We are subject to U.S. federal, state and local laws and regulations that affect our business. Although we have policies and procedures to comply with U.S. trade laws, the violation of such laws could subject us and our employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including debarment from participation in U.S. government contracts and could damage our reputation and our ability to do business.

If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which requires, among other things, a company to evaluate annually the effectiveness of its internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of its internal control over financial reporting in its Annual Report on Form 10-K. Effective internal control over financial reporting is necessary to provide reliable financial reports and to help prevent fraud. The Company’s management team and other personnel are required to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increase legal and financial compliance costs and make some activities more time-consuming and costly. Despite best efforts, we cannot be certain that we will be able to maintain adequate internal controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of Sarbanes-Oxley.

An impairment charge on our goodwill could have a material adverse impact on our financial position and results of operations.

Because we have grown in large part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. Under U.S. GAAP, we are required to test goodwill carried in our combined balance sheets for possible impairment on an annual basis based upon a fair value approach. As of December 31, 2020, we have $109.0 million of goodwill, representing 29% of our total assets of $376.1 million. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below our book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.

If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, this might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If the fair value of our reporting units is less than their carrying value, we could be required to record an impairment charge. The amount of any impairment could be significant and could have a material adverse impact on our financial position and results of operations for the period in which the charge is taken.

Rising inflation, interest rates and/or construction costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed price contracts.

Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all the risk of rising inflation with respect to those contracts that are fixed price. Because a portion of our revenues are earned from fixed price contracts (approximately 10% as of December 31, 2020), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed price and lump sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition and results of operations.

We are subject to professional standards, duties and statutory obligations on professional reports and opinions we issue, which could subject us to liability and monetary damages.

We issue reports and opinions to clients based on our professional engineering expertise as well as our other professional credentials that subject us to professional standards, duties and obligations regulating the performance of our services. If a client or another third party alleges that our report or opinion is incorrect or it is improperly relied upon and we are held responsible, we could be subject to significant liability or claims for damages. In addition, our reports and other work product may need to comply with professional standards, licensing requirements, securities regulations and other laws and rules governing the performance of professional services in the jurisdiction where the services are performed. We could be liable to third parties who use or rely upon our reports and other work product even if we are not contractually bound to those third parties. These events could in turn result in monetary damages and penalties.

Certain of our services involve assisting our clients’ compliance with environmental, health, and safety laws and regulations that may require substantial costs to comply with, and our failure to effectively assist our client’s compliance with such laws and regulations may expose us to significant penalties, damages, or costs of remediation. Changes in such laws or regulations could also directly or indirectly reduce the demand for our services or make our operations more costly.

Our operations and our clients’ projects are subject to federal, tribal, regional, state, and local laws and regulations relating to protection of natural resources and the environment, health and safety of our employees and the public, and waste management. These laws and regulations impose numerous obligations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or other substantial expenditures to prevent releases of regulated materials, the imposition of substantial liabilities for pollution or other harm to species or the environment resulting from our clients’ operations or other harm to species or the environment, and the applicability of specific health and safety protections for our employees, our clients’ employees and the public.

Examples of laws and regulations that govern the environmental aspects of our clients’ businesses, and our provision of environmental compliance services to our clients, include the following:

●	The federal Clean Air Act (“CAA”) and comparable state laws and regulations impose obligations related to the emission of air pollutants. Both existing federal CAA and state laws and regulations, and any future regulations, may require pre-approval for the construction, expansion, or modification of certain facilities that produce, or which are expected to produce, air emissions. Such regulations may also impose stringent air permit requirements and require the use of specific equipment or technologies to control emissions.

●	The federal Clean Water Act (“CWA”) and comparable state laws and regulations impose strict obligations related to discharges of pollutants and fill material into regulated bodies of water, including some wetlands. The discharge of pollutants into regulated waters is prohibited except in accordance with a permit issued by the Environmental Protection Agency (“EPA”), the United States Army Corps of Engineers, or state agency or tribe with a delegated CWA permit program. The CWA and its implementing regulations also require construction activities to establish authorization for the discharge of stormwater, which may require the development and implementation of a Stormwater Pollution Prevention Plan (“SWPPP”) to describe the construction activities and the pollution prevention practices that will be implemented in connection with those activities.

●	The federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or the “Superfund” law) and comparable state statutes impose strict liability, and in some cases joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment, including current owners or operators, past owners or operators at the time of the release, and persons who generate, transport, dispose, or arrange for transportation or disposal of hazardous substances. Such persons may be responsible for the costs of investigating releases of hazardous substances, remediating releases of hazardous substances, compensating for damages to natural resources, and for certain health studies. In the ordinary course of our clients’ operations, industrial wastes may be regulated as hazardous substances under CERCLA. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.
●	The federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws regulate the generation, transportation, treatment, processing, storage, disposal, and cleanup of hazardous and non-hazardous wastes. Certain of the services we provide to our clients involve the management and handling of toxic or hazardous substances. In addition, our clients’ operations may generate some amounts of ordinary construction and industrial wastes that may be regulated and/or must be managed as hazardous wastes if such wastes are listed as hazardous wastes or have hazardous characteristics.

●	The federal Endangered Species Act, implementing regulations, and analogous state laws prohibit the unauthorized “take” of certain species listed as endangered or threatened. Courts have construed the term “take” broadly to include the destruction or alteration of endangered species habitat. Similar protections are afforded to migratory birds under the Migratory Bird Treaty Act and bald and golden eagles under the Bald and Golden Eagle Protection Act. Should our clients’ projects be developed or constructed in protected species habitat, compliance with such laws could result in increased operational costs or project delays, including delays in providing our services in connection with such projects.

●

The purpose of the Occupational Safety and Health Act (“OSHA”), comparable state statutes, and each of their implementing regulations is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act (“EPCRA”), and comparable state statutes and any implementing regulations thereof may require disclosure of information about hazardous materials stored, used, or produced in our or our clients’ operations, and that such information be provided to employees, state and local governmental authorities, and/or citizens, as applicable.

Any failure on our part to comply with laws and regulations such as those listed above, or to effectively assist our clients’ compliance with such laws and regulations, may result in increases in operational costs or project delays to our clients and could ultimately lead to claims against us. In addition, environmental laws and regulations have been subject to frequent changes over the years and tend to become more stringent over time, and the imposition of more stringent or complex laws and regulations could increase the likelihood that we may fail to comply with, or to effectively assist our clients’ compliance with, such laws and regulations. Our failure to comply with applicable environmental, health, and safety laws and regulations, our failure to effectively assist our clients’ compliance with such laws and regulations in connection with projects, or the failure of any of our subcontractors to comply with such laws and regulations could trigger a variety of administrative, civil, and criminal enforcement measures, including investigations, the assessment of monetary penalties, the imposition of remedial requirements or other corrective measures, and the issuance of directives or orders enjoining existing or future operations or projects, any of which could have a material adverse effect on the financial condition of our business.

Changes in natural resource management, climate change or infrastructure industry laws, regulations, and programs could directly or indirectly reduce the demand for our services, or could make our operations more costly, which could in turn negatively impact our revenue.

Our business and results of operations could be adversely affected by the passage of climate change, defense, environmental, infrastructure and other legislation, policies and regulations. Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, legislation, international protocols, regulation or other restrictions on emissions could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services. Furthermore, compliance with these laws and regulations may, from time to time, increase the costs associated with our operations; delay our clients’ projects or operations; or result in liabilities for personal injuries, property damage, discharge of hazardous materials, remediation and clean-up costs, and other environmental damages. In addition, relaxation or repeal of laws and regulations, or changes in governmental policies regarding environmental, defense, infrastructure or other industries we serve could result in a decline in demand for our services, which could in turn negatively impact our revenues. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our clients.

Finally, environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors, shareholders and activists across many industries. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place.

If ESG metrics and/or reporting become mandatory, our costs of planning, designing, measuring and monitoring, and reporting on our operations could increase.

If we fail to complete a project in a timely manner, miss a required performance standard, or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including:

●	unavoidable delays from government inaction;
●	public opposition;
●	inability to obtain financing;
●	weather conditions;
●	unavailability of vendor materials;
●	changes in the project scope of services requested by our clients;
●	industrial accidents;
●	environmental hazards; and
●	labor disruptions.

To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

The outcome of pending and future claims and litigation could have a material adverse impact on our business, financial condition and results of operations.

We are a party to claims and litigation in the normal course of business. Since we engage in testing, inspection, engineering and other activities for large facilities and projects where design, construction or systems failures can result in substantial injury or death of employees or others or in damage to property, we are exposed to claims and litigation and investigations if there is a failure at any such facility or project. Such claims could relate to, among other things, personal injury, loss of life, business interruption, property damage, pollution and environmental damage and be brought by our clients or third parties, such as those who use or reside near our clients’ projects. We can also be exposed to claims if we agreed that a project will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are ultimately not met. In many of our contracts with clients, subcontractors and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while clients and subcontractors may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us if such indemnification obligations arise.

State and other public employee unions may bring litigation that seeks to limit the ability of public agencies to contract with private firms to perform government employee functions in the area of public improvements. Judicial determinations in favor of these unions could affect our ability to compete for contracts and may have an adverse effect on our financial results.

State and other public employee unions have challenged the validity of propositions, legislation, charters, and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design, and construction of public improvements that might otherwise be provided by public employees. These challenges could have the effect of eliminating or severely restricting the ability of municipalities to hire private firms and otherwise require them to use union employees to perform the services. If a state or other public employee union is successful in its challenge, this may result in additional litigation which could affect our ability to compete for contracts.

Our credit agreements contain a number of restrictive covenants which could limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities, as described further in Note 17 – Subsequent Events. The credit agreements include a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of each of Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries to:

●	incur additional indebtedness and make guarantees;
●	incur liens on assets;
●	engage in mergers or consolidations or fundamental changes;
●	dispose of assets;
●	pay dividends and distributions or repurchase capital stock;
●	make investments, loans and advances, including acquisitions;
●	amend organizational documents and other material contracts;
●	enter into certain agreements that would restrict the ability to incur liens on assets;
●	repay certain junior indebtedness and, in the case of the 2021 ABL Revolver Agreement, make certain payments on the 2021 Term Loans;
●	enter into certain transactions with affiliates;
●	amend certain documents governing indebtedness;
●	enter into sale leaseback transactions;
●	change fiscal periods; and
●	change the conduct of its business.

These restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and/or certain other conditions and (ii) a number of other traditional exceptions that grant the Company continued flexibility to operate and develop its business.

In addition, the credit agreements also require Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries on a consolidated basis to comply with certain financial ratio covenants, including a total net leverage ratio, which is tested on a quarterly basis, and a fixed charge coverage ratio, which is tested on a quarterly basis if our revolving loan balance is greater than $0 or our outstanding letters of credit are $5.0 million or more. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans, and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would otherwise be in our interest. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our debt instruments. If an event of default occurs, our creditors could elect to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable, terminate any existing commitments to lend and foreclose on any of our assets securing their loans. Any such acceleration or termination of commitments could have a material adverse effect on our financial position and ability to conduct our business.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Atlas 2021 Credit Agreements (described further in Note 17 – Subsequent Events) bear interest at variable rates, exposing us to interest rate risk. If the interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our results of operations and cash flows for servicing our indebtedness would decrease.

Risks Related to Our Common Stock

Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our Class A common stock.

Our quarterly operating results may fluctuate due to several factors, including:

●	fluctuations in the spending patterns of our clients;

●	the number and significance of projects executed during a quarter;

●	unanticipated changes in contract performance, particularly with contracts that have funding limits;

●	the timing of resolving change orders, requests for equitable adjustments and other contract adjustments;

●	project delays;

●	changes in prices of commodities or other supplies;

●	weather conditions that delay work at project sites;

●	the timing of expenses incurred in connection with acquisitions or other corporate initiatives;

●	natural disasters or other crises;

●	staff levels and utilization rates;

●	changes in prices of services offered by our competitors; and

●	general economic and political conditions.

If our quarterly operating results fluctuate significantly, causing our operating results to fall below the expectations of securities analysts, the price of our Class A common stock may decrease substantially, which could have a material negative impact on our financial condition and results of operations.

We are an “emerging growth company” and are thus able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Although we conducted due diligence prior to the Atlas Business Combination, we cannot assure you that this diligence revealed all material issues that may be present in our business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. As a result, the Company may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even if the due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that the Company reports charges of this nature could contribute to negative market perceptions about the Company or our securities. In addition, charges of this nature may cause the Company to violate net worth or other covenants to which we may be subject. Accordingly, our stockholders could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Atlas Business Combination contained an actionable material misstatement or material omission.

To the extent that shares of Class A common stock are issued pursuant to the terms of the Holdings LLC Agreement, the number of shares eligible for resale in the public market will increase.

Pursuant to the terms of the Holdings LLC Agreement, the Continuing Members may redeem any or all of the shares of Class B common stock issued to them along with a corresponding number of Holdings Units, for an equal number of shares of Class A common stock.

To the extent that any shares of Class A common stock are issued pursuant to the terms of the Holdings LLC Agreement, there will be an increase in the number of shares of Class A common stock eligible for resale in the public market. Sales of a substantial number of such shares in the public market could adversely affect the market price of our Class A common stock.

If we raise capital in the future by issuing shares of common or preferred stock or other equity or equity-linked securities, convertible debt or other hybrid equity securities, our then existing stockholders may experience dilution, such new securities may have rights senior to those of our common stock, and the market price of our common stock may be adversely effected.

 If we raise capital in the future our then existing stockholders may experience dilution. Our second amended and restated certificate of incorporation (our “Charter”) provides that preferred stock may be issued from time to time in one or more series. Our board of directors (“Board”) is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Our Board may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the shares of common stock and could have anti-takeover effects. For example, the Board might grant holders of a class or series of our preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. The ability of our Board to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. Similarly, the repurchase or redemption rights or liquidation preferences the Board might assign to holders of our preferred stock could affect the residual value of our common stock. The issuance of any such securities may have the impact of adversely affecting the market price of our common stock.

The issuance of additional stock as consideration for acquisitions will dilute existing stockholdings and may have an adverse effect on the market price of our common stock.

On February 26, 2021, we entered into a definitive agreement to acquire Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of NY, Inc. The purchase price for the acquisition includes an equity component that consists of a number of shares of Class A common stock equal to $7,750,000.00 divided by the arithmetic average of the daily VWAP of the Class A common stock for the 20 consecutive trading days immediately prior to the closing of the acquisition, subject to customary adjustments for levels of cash, indebtedness and net working capital. The issuance of our Class A common stock as consideration for the acquisition of Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of NY, Inc., or any future acquisition, will result in dilution of our existing stockholders and may adversely affect the market price of our common stock.

Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or our second amended and restated bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors, the controlling provisions of the Nomination Agreement we entered into with Bernhard Capital Partners in connection with the Atlas Business Combination (the “Nomination Agreement”), a supermajority vote required to amend certain provisions of our Charter and the ability of the Board to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Concentration of ownership of our common stock among certain large stockholders may prevent new investors from influencing significant corporate decisions or adversely affect the trading price of our common stock.

Holders of our common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our Charter. Certain of our stockholders own large portions of the voting power of our common stock and as a result exercise significant influence over the outcome of certain matters requiring stockholder approval, including mergers and other material transactions, the composition of our Board or a change in control of the Company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company. The existence of significant stockholders may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

So long as a small number of stockholders continues to control a significant amount of our common stock, they will continue to be able to strongly influence all matters requiring stockholder approval, regardless of whether or not other stockholders believe that a potential transaction is in their own best interests. In any of these matters, the interests of such stockholders may differ or conflict with the interests of our other stockholders. In addition, our significant stockholders and their affiliates, as well as members of our Board, may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers. Moreover, this concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a concentrated stock ownership.

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

If securities or industry analysts adversely change their recommendations regarding our Class A common stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover the Company downgrades our Class A common stock, or if our operating results do not meet their expectations, our stock price could decline.

There can be no assurance that we will be able to comply with the continued listing standards of NASDAQ.

Our continued eligibility for listing on NASDAQ depends on a number of factors. If NASDAQ delists the Class A common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A common stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

General Risk Factors

Negative conditions in the credit and financial markets and delays in receiving client payments could result in liquidity problems, increasing our cost of borrowing and adversely affecting our business.

Although we finance much of our operations using cash provided by operations, at times we depend on the availability of credit to grow our business and help fund acquisitions. Instability in the credit markets in the U.S. or abroad could cause credit to be relatively difficult or expensive to obtain at competitive rates, on commercially reasonable terms or in sufficient amounts. This situation could make it more difficult or more expensive for us to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of securities, or such additional capital may not be available on terms acceptable to us or at all. We may also enter into business acquisition agreements that require us to access credit, which if not available at the closing of the acquisition could result in a breach of the acquisition agreement and a resulting claim for damages by the sellers of such business. In addition, market conditions could negatively impact our clients’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse impact on our business, financial condition and results of operations.

Some of our customers, suppliers and subcontractors depend on access to commercial financing and capital markets to fund their operations. Disruptions in the credit or capital markets could adversely affect our clients’ ability to finance projects and could result in contract cancellations or suspensions, project delays and payment delays or defaults by our clients. In addition, clients may be unable to fund new projects, may choose to make fewer capital expenditures or otherwise slow their spending on our services or to seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. In addition, any financial difficulties suffered by our subcontractors or suppliers could increase our cost or adversely impact project schedules. These disruptions could materially negatively impact our backlog and have a material adverse impact on our business, financial condition and results of operations.

Cybersecurity breaches of our systems and information technology could adversely impact our ability to operate.

We need to protect our own and our clients’ internal trade secrets and other confidential business information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyberattacks and other security problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary, classified or confidential information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they are still vulnerable to these threats. A user who circumvents security measures can misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we can be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. There has been an overall increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because we hold sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, foreign governments, and cyber terrorists. While we put in place policies, controls and technologies to help detect and protect against such attacks, we cannot guarantee that future incidents will not occur, and if an incident does occur, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business, financial condition and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients’ businesses and damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if our employees inadvertently do not adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our or our clients’ sensitive information may be released, thereby causing significant negative impacts to our reputation and exposing us or our clients to liability. Any of these events can damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on third-party internal and outsourced software to run our critical accounting, project management and financial information systems. As a result, any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase our operational expense and disrupt the management of our business operations.

We rely on third-party software to run our critical accounting, project management and financial information systems. We also depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

Changes in tax laws could increase our tax rate and materially affect our results of operations.

We are subject to tax laws in the U.S. A new presidential administration and a new Congress recently took office in the United States. It is not yet known what changes Congress, working with the President, will make to existing tax laws and how those changes (if any) will affect the economy, our business, results of operations, financial condition and cash flows. These and other changes in tax laws and regulations could increase our effective tax rate and harm our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office, which is leased, is located at 13215 Bee Cave Parkway, Building B, Suite 230, Austin, Texas 78738.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise out of our normal course of business or otherwise. We are not currently a party to any legal proceedings that, individually or in the aggregate, are expected to materially impact our business, financial position, results of operations and cash flows, taken as a whole.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the Nasdaq under the symbol “ATCX.”

Holders of Record

As of March 17, 2021, there were approximately 37 holders of record of our Class A common stock and 90 holders of record of our Class B common stock.

Dividends

We have not paid any cash dividends on our common stock to date and did not pay cash dividends prior to the completion of the Atlas Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. In addition, the Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, under the terms of our debt agreements, our ability to declare dividends is restricted.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the quarter ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited financial statements and accompanying notes included herein. This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results or financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors included in this Annual Report on Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements.

For purposes of this section, “we,” “us,” “our,” the “Company” and “Atlas” refers to Atlas Technical Consultants, Inc. (formerly named Boxwood Merger Corp.) and its subsidiaries. The Atlas Business Combination  (as defined below) was accounted for as a reverse recapitalization where the Company was the legal acquirer but treated as the accounting acquiree. All references to operations prior to the Atlas Business Combination reflect the results of Atlas Intermediate Holdings LLC, a Delaware limited liability company (“Atlas Intermediate”) and its subsidiaries. Since Atlas Intermediate was determined to be the accounting acquirer, the information included below will include the results of Atlas Intermediate and its subsidiaries through the Atlas Business Combination and will include the Company, including Atlas Intermediate, for transactions occurring after the Atlas Business Combination.

OVERVIEW

Since becoming a public company in February 2020, we continued to execute on our growth strategy by completing three strategic acquisitions, and we improved our capital structure through (i) a warrant exchange in the fourth quarter of 2020 and (ii) a recapitalization of our debt and redemption in full of our preferred equity in the first quarter of 2021. We incurred significant expenses related to the Atlas Business Combination and our initial formation as a public company. COVID-19 also had negative impacts on our operations during 2020 but we took steps to mitigate the impacts through cost control measures. Our utilization rates improved over the course of the year from the lows initially experienced at the onset of the pandemic, as we continued to work towards pre-COVID operating levels.

Our growth during 2020 was fueled in large part by contracts with various Departments of Transportation that continued throughout the COVID-19 pandemic, as well as our acquisitions of LONG, Alta Vista and WesTest. Our backlog has grown to $628 million at the end of the year and in February 2021, we announced our entry into a definitive agreement (subject to customary closing conditions) to acquire Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of NY, Inc. The combination of organic growth and acquisitions remains integral to our expansion plans, particularly as it relates to potential increases in federal and state transportation, infrastructure and environmental spending.

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

Headquartered in Austin, Texas, we are a leading provider of professional testing, inspection, engineering, environmental, program management and consulting services, offering solutions to public and private sector clients in the transportation, commercial, water, government, education, industrial, healthcare and power markets. With approximately 140 offices located throughout the United States, we provide a broad range of mission-critical technical services, helping our clients test, inspect, certify, plan, design and manage a wide variety of projects across diverse end markets.

We act as a trusted advisor to our clients, helping our clients design, engineer, inspect, manage and maintain civil and commercial infrastructure, servicing the existing structures as well as helping to build new structures. However, we do not perform any construction, and do not take any direct construction risk.

We provide a broad range of mission-critical technical services, ranging from providing inspection services in small projects to managing significant aspects of large, multi-year projects. For the year ended December 31, 2020, we:

●	performed approximately 40,000 projects, with average revenue per project of less than $10,000; and

●	delivered approximately 90% of our projects under “time & materials” and “cost-plus” contracts.

We have long-term relationships with a diverse set of clients, providing a base of repeating clients, projects and revenues. Approximately 90% of our revenues are derived from projects that have used our services at least twice in the past three years and more than 95% of our revenues are generated from client relationships longer than 10 years, with greater than 25% of revenues generated from relationships longer than 30 years. Examples of such long-term customers include the Texas and Georgia Departments of Transportation, U.S. Postal Service, Gwinnett County Georgia, New York City Housing Authority, Stanford University, Port of Oakland, United Rentals, Inc., Speedway, Walmart, Inc., and Apple Inc.

Our broad base of customers spans a diverse set of end markets including the transportation, commercial, water, government, education, industrial, healthcare and power sectors. Our customers include government agencies, quasi-public entities, schools, hospitals, utilities and airports, as well as private sector clients across many industries.

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes scientists, engineers, inspectors and other field experts. As of December 31, 2020, our technical staff represented approximately 80% of our approximately 3,200 employees. Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of December 31, 2020, our contracted backlog was estimated to be approximately $628 million. See “—Backlog” below for additional information relating to our backlog.

COVID-19 Pandemic

The domestic and global crisis resulting from the outbreak of the COVID-19 pandemic, and the measures being taken to address and limit the spread of the virus, have adversely affected the U.S. economy and financial markets, resulting in an economic downturn that has negatively impacted the demand for our services. This crisis has affected our operations and liquidity in a number of ways. Project delays have negatively impacted our revenue, and if continued or exacerbated, could result in a material adverse effect to our business. Additionally, a prolonged downturn could ultimately result in an overall decrease in demand for our services. Although the pandemic has begun to show signs of subsiding during the first quarter of 2021 with the approval and dissemination of multiple COVID-19 vaccines and the lifting of pandemic-related restrictions in many states, we cannot currently predict with certainty the full extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. We will continue to monitor the safety of our employees during the COVID-19 pandemic, and we are evaluating, and will continue to evaluate, the impact of COVID-19 on our current projects. Our top priority is to protect our employees and their families, as well as our clients.

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

See Note 2. “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for a description of the recent accounting pronouncements.

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

We evaluate our overall business performance based primarily on a combination of four financial metrics: revenue, backlog, adjusted EBITDA and liquidity measures. These are key measures used by our management team and Board to understand and evaluate our operational performance, to establish budgets and to develop short and long-term operational goals.

Revenue

Revenues for services are derived from billings under contracts (which are typically of short duration) that provide for specific time, material and equipment charges, or lump sum payments and are reported net of any taxes collected from customers. We recognize revenue as it is earned at estimated collectible amounts.

Revenue is recognized as services are performed and amounts are earned in accordance with the terms of a contract. We generally contract for services to customers based on either hourly rates or a fixed fee. In such contracts, our efforts, measured by time incurred, typically are provided in less than a year and represent the contractual milestones or output measure, which is the contractual earnings pattern. For contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are consistent with the services delivered and are earned. Expenses associated with performance of work may be reimbursed with a markup depending on contractual terms. Revenues include the markup, if any, earned on reimbursable expenses. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as equipment rentals, materials, subcontractor costs and outside laboratories, which is included in cost of revenues in the accompanying combined statement of income.

Backlog

We analyze our backlog, which we define as fully awarded and contracted work or revenue we expect to realize for work completed, to evaluate operations and future revenue potential. Our contracted backlog includes revenue we expect to record in the future from signed contracts. In order to calculate backlog, we determine the amounts for contracted projects that are fully funded, and then determine the respective revenues expected to be realized upon completion of work. We use backlog to evaluate Company revenue growth as it typically follows growth in backlog. As backlog is not a defined accounting term, our computation of backlog may not be comparable with that of our peers.

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

	For the year ended December 31,
	2020	2019
	(in millions)
Net (loss) income	$(27.6)	$8.0
Interest	24.7	9.9
Taxes	0.7	1.3
Depreciation and amortization	26.1	19.9
EBITDA	23.9	39.1

EBITDA for acquired business prior to acquisition date(1)	$0.8	$-
One time legal/transaction costs and other non-recurring charges(2)	26.6	24.5
Non-cash equity compensation(3)	11.4	2.0
Adjusted EBITDA	$62.7	$65.6

(1)	Includes the EBITDA of LONG (which we acquired in February 2020) for the period January 1, 2020 through the date of the acquisition.

(2)	Includes professional service-related service fees such as legal, accounting, tax, valuation and other consulting relating as well as change in control payments relating to the Atlas Business Combination. Additionally, it includes other acquisition related professional fees, previous owner expenses and costs to shut down the telecom division.

(3)	Includes the amortization of the unvested portion of our 2017 and 2019 Management Incentive Plan grants that vested immediately upon the consummation of the Atlas Business Combination pursuant to change in control provisions contained within the applicable agreements, compensation that was earned and accrued for in the three months ended March 31, 2020 that were share settled in December 2020, and the amortization of unvested restricted stock units granted in May 2020 to key management personnel.

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

Income Tax Expense

Following the consummation of the Atlas Business Combination, we are organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which our only direct assets consist of common units of Holdings. We are the sole manager of Holdings in accordance with the terms of the Holdings LLC Agreement entered into in connection with the consummation of the Atlas Business Combination.

Previously, Atlas Intermediate was treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the partners and members. As such, no recognition of federal or state income taxes have been provided for in the accompanying consolidated financial statements with the exception of income taxes relating to the C-Corp subsidiaries directly owned by Atlas Intermediate and the State of Texas Margin tax.

Subsequent to the Atlas Business Combination, income taxes relating to the C-Corps owned directly by Atlas Intermediate and the State of Texas Margin tax are considered within the provision of non-controlling interest as it is generated through the results of Atlas Intermediate and its subsidiaries.

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

Provision for Non-controlling Interest

Our ownership and voting structure is comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 36.4% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 63.6% of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

Due to the participation of the holders of our Class B common stock in the results of Atlas Intermediate and subsidiaries, a non-controlling interest was deemed to exist. Consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests.

The provision for non-controlling interest relates to pre-tax income subsequent to the Atlas Business Combination and includes a pro-rata share of taxes as federal and state income taxes relating to the C-Corps directly owned by Atlas Intermediate and the State of Texas Margin tax as it is generated through the results of Atlas Intermediate and its subsidiaries.

Upon the close of the Atlas Business Combination, the holders of our Class B common stock participated in 80.6% of the results of Atlas Intermediate and its subsidiaries. This percentage has declined over the course of the year due to the exchange of Atlas Intermediate units, together with Class B common shares, for Class A common shares and the exchange of our public and private placement warrants for Class A common shares during November and December 2020 as a result of our tender offer and warrant exchange.

Redeemable Preferred Stock Dividends

On February 14, 2020, in connection with the consummation of the Atlas Business Combination, Holdings and GSO COF III AIV-2 LP (“GSO AIV-2”) entered into a subscription agreement (the “Subscription Agreement”) pursuant to which GSO AIV-2 purchased 145,000 units of a new class of Series A Senior Preferred Units of Holdings (the “Preferred Units”) at a price per Preferred Unit of $978.21, for an aggregate cash purchase price of $141,840,450, which represented a 2.179% original issue discount on the Preferred Units (such purchase, the “GSO Placement”).

The GSO Placement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder.

On February 25, 2021, the Company, in its capacity as the managing member of Holdings, entered into Amendment No. 1 to the Holdings LLC Agreement to allow Holdings, at the direction of the Board, to redeem all of the Preferred Units at any time using the proceeds from the refinancing of the Atlas Credit Agreement and entry into the Atlas 2021 Credit Agreements described in Note 17 – Subsequent Events.

On February 25, 2021, following the execution of Amendment No. 1 to the Holdings LLC Agreement, Holdings elected to redeem all of the 145,000 Preferred Units then outstanding and held by GSO AIV-2 for $1,084.96 per Preferred Unit for a total redemption price of $157,371,024.84 (the “Redemption”). Following the Redemption, (i) the Preferred Units are no longer deemed outstanding, (ii) all dividends on the Preferred Units ceased to accrue, and (iii) all rights of the holders thereof as holders of Preferred Units ceased and terminated, except for the right to receive payment under the Redemption.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated (in thousands, except per share data).

	For the Year Ended December 31,
	2020	2019

Revenues	$468,217	$471,047

Cost of revenues	(245,714)	(259,741)
Operating expenses	(224,759)	(191,926)

Operating (loss) income	(2,256)	19,380

Interest expense	(24,673)	(9,862)

(Loss) income before income taxes	(26,929)	9,518
Income tax (expense) benefit	(718)	(1,342)

Net (loss) income from continuing operations	(27,647)	8,176

Loss from discontinued operations	-	(146)

Net (loss) income	(27,647)	8,030

Provision for non-controlling interest	16,558	-

Redeemable preferred stock dividends	(16,161)	-

Net (loss) income attributable to Class A common stock shareholders/members	$(27,250)	$8,030

(Loss) Per Class A common share	$(0.93)	N/A

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	6,696,473	N/A

Comparison of the year ended December 31, 2020 to 2019:

Revenue

Revenue for the year ended December 31, 2020 decreased by $2.8 million, or 1%, to $468.2 million as compared to $471.0 million for the corresponding prior year period. The decrease in revenue for the year ended December 31, 2020 was due to effects of the COVID-19 pandemic on our operations, offset, in part, by current year acquisitions and organic growth in certain regions.

COVID-19 affected our operations through: (i) shelter-in-place orders and similar restrictions along the West Coast and Eastern seaboard, (ii) accessibility to client facilities throughout the country, whether related to the client’s closure of facilities due to safety protocols or their efforts to reduce visitor interaction as a means of protecting their employees and (iii) project start delays.  The total impact of COVID-19 was a revenue reduction of $34.8 million for the year ended December 31, 2020.

The Company was able to temper the full effect of COVID-19 through acquisitions and organic growth within its existing platform.  Acquisitions provided $21.7 million of revenues for the year ended December 31, 2020.  Our existing platform contributed $10.3 million of additional revenues primarily through two significant infrastructure projects that supported the nation’s security interests in the amount of $4.6 million of increased revenues in comparison to prior year, and our strategic expansion into the Texas market, which added an additional $2.9 million in comparison to prior year.

The Company also entered into a new service offering during 2019 benefitting our national clients that leveraged our nationwide platform.  We continued to see robust demand during 2020 from additional clients.  This resulted in $1.0 million of increased revenues during the year ended December 31, 2020 as compared to the year prior.

Cost of Revenue

Cost of revenue for the year ended December 31, 2020 decreased $14.0 million, or 5%, to $245.7 million, as compared to $259.7 million for the corresponding prior year period. The decrease in cost of revenues was partially due to the decrease in revenues, but the percentage decrease was higher than the revenue decrease of 1% due to the fact that we are cross selling our services which reduces our use of outside contractors and that COVID-19 served to significantly reduce pass through travel and consumables costs in comparison to prior year. The reduction in travel was a result of our efforts to protect our employees from unnecessary exposure to the virus and client actions to limit our access to facilities as previously discussed. The reduction in consumables related to our environmental testing activities, as those services were affected by reduced access to client facilities as previously discussed.

Cost of revenue, as a percentage of revenue, decreased to 52.5% from 55.1% for the year ended December 31, 2020 when compared to the year ended December 31, 2019, as we earn higher revenues from self-performed work.

Operating Expense

Operating expense for the year ended December 31, 2020 increased by $32.9 million, or 17%, to $224.8 million as compared to $191.9 million for the corresponding prior year period. For the year ended December 31, 2020, operating expense, as a percentage of revenue, increased to 48.0% from 40.7% for the year ended December 31, 2019.

The increase in operating expense for the year ended December 31, 2020 was primarily attributable to the consummation of the Atlas Business Combination, as the Company expensed $7.5 million of acquisition related costs and $12.0 million of costs incurred with change of control provisions contained within employment agreements and our former Management Incentive Plan. The Company also incurred $5.4 million of additional intangible amortization expense in comparison to the prior year due to new intangibles resulting from current year acquisitions as well as the acceleration of amortization associated with its Trade Name intangible assets, as the Company has sought to use the Atlas name in lieu of the acquired company’s legacy name in marketing and legal documents. The remainder of the increase was attributable to legal, accounting and insurance costs related to our status as a newly public company.

Interest Expense

Interest expense for the year ended December 31, 2020 increased by $14.8 million, or 150%, to $24.7 million, as compared to $9.9 million for the corresponding prior year period. The increase in interest expense is due to higher borrowings and interest rates in comparison to the prior year and higher amortization of deferred financing fees for the Atlas Credit Agreement in comparison to the Atlas Credit Facility.

Income Tax Expense

Income tax expense for the year ended December 31, 2020 was $0.7 million, compared to income tax expense of $1.3 million for the year ended December 31, 2019. The decrease in income tax expense was primarily due to the impacts of COVID-19 on our operations that are organized as C-Corps based in Northern California.

Loss From Discontinued Operations

Loss from discontinued operations was $0.0 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. We closed the Power & Industrial (P&I) business unit in late 2018 with some closing transactions recorded in early 2019.

Provision for Non-controlling Interest

The provision for non-controlling interest for the year ended December 31, 2020 was $16.6 million. The provision is new for fiscal year 2020 as there was a reverse recapitalization created by the Atlas Business Combination whereby the holders of our Class B common stock only share in the results of Atlas Intermediate and its subsidiaries based upon their ownership percentage in relation to total common stockholders. This treatment is effective from the Atlas Business Combination throughout the conversion of Class B common stock to Class A common stock.

Redeemable Preferred Stock Dividends

Redeemable preferred stock dividends for the year ended December 31, 2020 increased by $16.2 million, or 100%, to $16.2 million from $0.0 million for the year ended December 31, 2019. This increase is due to $141.8 million of redeemable preferred stock that we issued in connection with the Atlas Business Combination.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity and capital resources are our cash and cash equivalents balances, cash flow from operations, borrowings under the Atlas 2021 Credit Agreements (as defined below), and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents and borrowing capacity under the Atlas 2021 Credit Agreements will be sufficient to meet projected cash requirements for at least the next twelve months. We continue to assess our business operations and the impact that COVID-19 may have on our financial results and liquidity. Due to the effect of the COVID-19 pandemic and related project delays, during fiscal year 2020 we experienced a reduction in revenues and our cash flows in comparison to the previous comparable period. We will continue to monitor our capital requirements to ensure our needs are in line with available capital resources and we will continue to monitor the impact of COVID-19 on our liquidity. We believe that we have adequate liquidity resources for the next twelve months.

Other than the impact on cash flows from operations relating to the decrease in revenues relating to COVID-19, we have not experienced other liquidity decreases.

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	For the year ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$15,483	$31,507
Net cash used in investing activities	(23,567)	(9,607)
Net cash provided by (used in) financing activities	1,961	(8,224)
Net (decrease) increase in cash and cash equivalents	$(6,123)	$13,676

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

Cash and Cash Equivalents.

At December 31, 2020 and 2019, we had $14.1 million and $20.2 million of cash and cash equivalents, respectively. Due to the fact that our operating companies closed their books on December 25, 2020, the Friday closest to December 31, 2020, as disclosed in Note 1- Organization and Basis of Presentation to our audited financial statements as of and for the year ended December 31, 2020, we collected $8.9 million of net cash from December 26, 2020 through December 31, 2020 that was applied to outstanding receivable balances. This did not affect our working capital as of December 31, 2020 or our cash flows generated from operating activities for the year ended December 31, 2020. However, this would increase our liquidity to $39.0 million as of December 31, 2020.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection, engineering, environmental, program management and consulting services.

Net cash provided by operating activities was $15.5 million for the year ended December 31, 2020, compared to $31.5 million for the year ended December 31, 2019. The decrease of $16.0 million was due to payments of accounts payable and accrued expenses mainly relating to costs associated with the Atlas Business Combination and other public company costs.

Investing Activities

Net cash used in investing activities was ($23.6) million for the year ended December 31, 2020, compared to ($9.6) million for the year ended December 31, 2019. The $14.0 million increase in cash used was related to our current year acquisitions of LONG, Alta Vista and WesTest in the amount of $20.4 million, offset, in part, by lower capital expenditures in 2020 versus 2019 and a purchase in 2019 of a New York state engineering license in the amount of $2.0 million that did not recur in 2020. Capital expenditures were lower for 2020 in comparison to prior year due to the development of a general ledger software platform at one of our operating companies.

Financing Activities

Net cash provided by financing activities was $2.0 million for the year ended December 31, 2020, compared to ($8.2) million used during the year ended December 31, 2019. The $10.2 million increase in net cash provided by financing activities was primarily due to the issuance of common stock in the amount of $10.2 million as a result of the Atlas Business Combination. Also during the current year we paid preferred dividends associated with our redeemable preferred stock in the amount of ($6.6) million, offset, in part, by a payment of contingent consideration in the amount of ($5.1) million during the year ended December 31, 2019 that did not recur in 2020. The payment of redeemable preferred stock dividends also is a result of the Atlas Business Combination and was expected to be a recurring use of cash until the extinguishment of the redeemable preferred stock in February 2021.

The Company raised additional money during 2020 through the Atlas Credit Agreement, described herein, and the issuance of redeemable preferred stock which was used to pay a distribution to the former owners of Atlas Intermediate, acquire LONG and pay off the Atlas Credit Facility.

Working Capital

Working capital, or current assets less current liabilities, increased by $0.7 million, or 1.0%, to $92.8 million at December 31, 2020 from $92.1 million at December 31, 2019. This increase in working capital is primarily due to the contributions from our LONG, Alta Vista and WesTest acquisitions collectively in the amount of $9.9 million during the current year, offset, in part, by deferrals of employer payroll taxes allowed for by the CARES Act in the amount of $4.1 million and an increase in short term debt of $3.2 million, which resulted from the change in debt agreements upon the consummation of the Atlas Business Combination.

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

The Atlas Credit Facility was scheduled to mature in March 2024. However, in connection with the consummation of the Atlas Business Combination, the Atlas Credit Facility was repaid and we entered into a new credit arrangement (the “Atlas Credit Agreement”) with Macquarie Capital Funding LLC (the “Lender” or “Lead Arranger”). The Atlas Credit Agreement provided for a term loan (the “Term Loan”) in the amount of $281.0 million and revolving letter of credit (the “Revolver”) in the amount of $40.0 million, of which $24.0 million was drawn upon through December 31, 2020. The term loan proceeds were used to repay the existing Atlas Credit Facility in the amount of $171.0 million and partially fund the Atlas Business Combination and the acquisition of LONG.

Under the terms of the Atlas Credit Agreement, the Term Loan and Revolver were set to expire on February 14, 2027 and February 14, 2025, respectively. However, the Atlas Credit Agreement was repaid on February 25, 2021 in connection with the entry into the Atlas 2021 Credit Agreements described below. Interest was payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rates under the Atlas Credit Agreement equaled either (i) Adjusted LIBOR (as defined in the Atlas Credit Agreement), plus 4.75%, or (ii) an Alternate Base Rate (as defined in the Atlas Credit Agreement), plus 3.75%.

The Atlas Credit Agreement was guaranteed by Holdings and secured by (i) a first priority pledge of the equity interests of subsidiaries of Holdings and Atlas Intermediate and (ii) a first priority lien on substantially all other assets of Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries.

On March 31, 2020, the terms of the Atlas Credit Agreement were modified to reduce the maturity of the Term Loan by one year to February 14, 2026 from February 14, 2027. The interest rate for the Term Loan was increased to (i) Adjusted LIBOR Rate as defined in the Atlas Credit Agreement, plus 6.25%, or (ii) an Alternate Base Rate as defined in the Atlas Credit Agreement, plus 5.25%. The interest rate for the Revolver was increased to (i) Adjusted LIBOR Rate as defined in the Atlas Credit Agreement, plus 5.0%, or (ii) an Alternate Base Rate as defined in the Atlas Credit Agreement, plus 4.0%. The modification also increased the rate of amortization applicable to the Term Loan to 5.0% per annum (commencing on June 30, 2020).

The modifications to the Atlas Credit Agreement resulted from the exercise of the market-flex rights by the Lead Arranger in connection with the syndication process, which, in addition, required the payment of an upfront fee in an amount equal to 2% of the currently outstanding Term Loans, which was subsequently paid in April 2020. The market-flex rights were included in the Atlas Credit Agreement and were exercised by the Lead Arranger upon completion of the time period allowed to complete a syndication process.

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of December 31, 2020 and 2019, respectively.

Our debt balances are summarized as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Atlas credit facility	$-	$171,144
Atlas credit agreement	294,463	-
Subtotal	294,463	171,144
Less: Loan costs, net	(15,443)	(1,712)
Less current maturities of long-term debt	(14,050)	(10,875)
Long-term debt	$264,970	$158,557

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2020:

2021	$14.1
2022	14.1
2023	14.1
2024	14.0
2025	14.0
Thereafter	224.2
$294.5

Our average effective interest rate on our total debt, exclusive of amortization of deferred debt issuance costs, during the year ended December 31, 2020 and 2019 was 7.0% and 6.0%, respectively.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated statements for the year ended December 31, 2020 and 2019 was $24.7 million and $9.9 million, respectively.

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility in an aggregate principal amount of up to $75.0 million and an uncommitted incremental term loan facility that may be incurred after closing (the “2021 Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “2021 Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20,000,000 (the “2021 Revolver”) pursuant to that certain Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “2021 ABL Revolver Agreement,” and together with the 2021 Term Loan Agreement, collectively the “Atlas 2021 Credit Agreements”).

The initial 2021 Term Loan will mature on February 25, 2028 and the 2021 Revolver will mature on February 25, 2026.

Interest on any outstanding borrowings is payable monthly under the 2021 ABL Revolver Agreement, quarterly under the 2021 Term Loan Agreement or, in each case, at the end of the applicable interest period in arrears. The cash interest rates under the 2021 Term Loan Agreement will be equal to either (i) the Adjusted LIBO Rate (as defined in the 2021 Term Loan Agreement), plus 5.50%, or (ii) an Alternate Base Rate (as defined in the 2021 Term Loan Agreement), plus 4.50%. The interest rates under the 2021 ABL Revolver Agreement will be equal to either (i) the Adjusted LIBO Rate (as defined in the 2021 ABL Revolver Agreement), plus 2.50%, or (ii) the ABR (as defined in the 2021 ABL Revolver Agreement), plus 1.50%.

The Atlas 2021 Credit Agreements are guaranteed by Holdings and secured by (i) in the case of the 2021 ABL Revolver Agreement, a first priority security interest in the current assets, including accounts receivable, of Holdings, Intermediate and its subsidiaries and (ii) in the case of the 2021 Term Loan Agreement, a pledge of the equity interests of the subsidiaries of Holdings and Intermediate, and subject to the first lien security interest on current assets under the 2021 Revolver, a first priority lien on substantially all other assets of Holdings, Intermediate and all of their direct and indirect subsidiaries.

The 2021 Term Loan Agreement contains a financial covenant which requires Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries on a consolidated basis to maintain a Total Net Leverage Ratio (as defined in each of the Atlas 2021 Credit Agreements) tested on a quarterly basis that does not exceed (i) 8.25 to 1.00 with respect to the fiscal quarters ending on April 2, 2021 and July 2, 2021, (ii) 8.00 to 1.00 for the fiscal quarters ending October 1, 2021 and December 31, 2021, (iii) 7.50 to 1.00 for the fiscal quarters ending April 1, 2022 and July 1, 2022, (iv) 7.25 to 1.00 for the fiscal quarters ending September 30, 2022 and December 30, 2022, (v) 7.00 to 1.00 for the fiscal quarters ending March 31, 2023 and June 30, 2023, (vi) 6.75 to 1.00 for the fiscal quarters ending September 29, 2023 and December 29, 2023, and (vii) 6.50 to 1.00 for March 29, 2024 and each fiscal quarter ending thereafter.

The 2021 ABL Revolver Agreement contains a “springing” financial covenant which requires Holdings, Intermediate and all of their direct and indirect subsidiaries on a consolidated basis to maintain a Fixed Charge Coverage Ratio (as defined in the 2021 ABL Revolver Agreement) of no less than 1.10 to 1.00 when the outstanding principal amount of loans under the 2021 Revolver exceeds $0 or the aggregate exposure for letters of credit under the 2021 Revolver exceeds $5 million.

Other Commitments and Contingencies

In connection with our acquisitions during the year ended December 31, 2020, we may be required to pay earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisition. We have currently accrued $3.1 million and $15.1 million as the fair value of that liability within other current and other long-term liabilities, respectively, within our Consolidated Balance Sheet at December 31, 2020, which is temporary and subject to finalization.

In November 2020, we entered into a financing arrangement of our business-related insurance policies and the amount remaining is $4.5 million as of December 31, 2020.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due, in millions, as of December 31, 2020 are as follows:

2021	$15.6
2022	12.7
2023	10.0
2024	5.8
2025	3.1
Thereafter	3.2
$50.4

During 2020, the Company entered into an agreement with its fleet management company pursuant to which it would receive rebates of $1.3 million to be repaid over three years at an interest rate of 2.85% per annum. The rebates were secured by title to selected vehicles within the Company’s owned fleet of vehicles in Georgia and California.

Remaining payments are as follows:

2021	$0.4
2022	0.4
2023	0.2
$1.0

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no material off-balance sheet arrangements.

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

Revenue Recognition

Our accounting policies establish principles for recognizing revenue upon the transfer of control of promised goods or services to customers. We generally recognize revenues over time as performance obligations are satisfied. In the course of providing these services, we may subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients, and in accordance with accounting rules, are included in our revenue and cost of revenue. Please refer to Note 2. “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for further information.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2020 year end.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2020 year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2020 year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2020 year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2020 year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the below Exhibit Index.

Exhibit No.	Description
2.1	Unit Purchase Agreement, dated August 12, 2019, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 23, 2020, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
3.2	Second Amended and Restated Bylaws of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
4.1	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
4.2	Amendment No. 1 to Warrant Agreement, dated as of November 17, 2020, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2020).
4.3*	Description of Securities.
4.4	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
10.1	Subscription Agreement, dated as of February 14, 2020 between Atlas TC Holdings LLC and GSO COF III AIV-2 LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.2	Support Letter, dated as of February 14, 2020, between Boxwood Merger Corp. and GSO Capital Partners LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.3	Credit Agreement, dated as of February 14, 2020, by and among Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC, the lenders and issuing banks from time to time party thereto, and Macquarie Capital Funding LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.4	Amendment No. 1 to the Credit Agreement, dated March 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).
10.5	Amendment No. 2 to the Credit Agreement, dated March 31, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).
10.6	Credit Agreement, dated as of February 25, 2021, by and among Atlas TC Holdings LLC, Atlas Intermediate Holdings LLC, the lenders and issuing banks from time to time party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2020).
10.7	Credit Agreement, dated as of February 25, 2021, by Atlas TC Holdings LLC, Atlas Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, an issuing bank and lender and the other lenders from time to time thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2020).
10.8	Nomination Agreement dated as of February 14, 2020, by and among Atlas Technical Consultants, Inc., BCP Energy Services Fund, LP, BCP Energy Services Fund-A, LP and BCP Energy Services Executive Fund, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.9	Registration Rights Agreement, dated as of February 14, 2020, by and among Atlas Technical Consultants, Inc. and Atlas Technical Consultants Holdings LP and its limited partners (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.10	Registration Rights Agreement, dated as of February 14, 2020, by and among Boxwood Merger Corp. and GSO Capital Opportunities Fund III LP (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.11	Voting Agreement, dated as of February 14, 2020, by and between Atlas Technical Consultants, Inc. and Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.12	Lockup Agreement, dated as of February 14, 2020, by and between Atlas Technical Consultants, Inc. and Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).

10.13	Amended and Restated Limited Liability Company Agreement of Atlas TC Holdings LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.14	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Atlas TC Holdings LLC, dated as of February 25, 2021, by Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2020).
10.15	Restrictive Covenant Agreement, dated February 14, 2020, by and among Atlas Technical Consultants Holdings LP, Atlas Technical Consultants, SPV, LLC and Arrow Environmental SPV, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.16†	Atlas Technical Consultants, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.17	Commitment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.18	Closing Payment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.19	Forfeiture Agreement, dated as of January 23, 2020, by and among Boxwood Sponsor, LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.20	Amendment No. 1 to Commitment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.21	Debt Commitment Letter, dated August 12, 2019, by and among Boxwood Merger Corp., Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.22†	Employment Agreement, dated as of August 12, 2019, by and between Boxwood Merger Corp. and L. Joe Boyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.23	Stockholder Support Agreement, dated as of August 12, 2019, by and between Atlas Technical Consultants Holdings LP, Boxwood Sponsor LLC, MIHI Boxwood Sponsor LLC, MIHI LLC, Boxwood Management Company, LLC and the Company’s officers and directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.24	Letter Agreement, dated November 15, 2018, among the Company, Boxwood Sponsor, LLC, and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.25	Investment Management Trust Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.26	Registration Rights Agreement, dated November 15, 2018, among the Company, Boxwood Sponsor, LLC and initial stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.27	Securities Purchase Agreement, dated November 15, 2018, between the Company and Boxwood Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.28†	Expense Advancement Agreement, dated November 15, 2018, between the Company and Boxwood (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).

10.29	Letter Agreement, dated November 15, 2018, between the Company and Macquarie Capital (USA) Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.30	Letter Agreement, dated November 15, 2018, among the Company, MIHI LLC and Boxwood Management Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.31	Promissory Note, Dated August 22, 2018, issued to Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.32	Securities Subscription Agreement, dated June 28, 2017, between the Registrant and MIHI LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.33†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.34	Securities Assignment Agreement, dated as of October 22, 2018, between Boxwood Sponsor LLC and the independent director nominees (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.35†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 09, 2020).
10.36†	Form of RSU Award Agreement (Director) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form S-8 filed with the SEC on April 17, 2020).
10.37†	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and David Quinn (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
10.38†	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and Gary Cappa (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
10.39†	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and Walter Powell (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
10.40†	Form of RSU Award Agreement (Employee) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

ATLAS TECHNICAL CONSULTANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Atlas Technical Consultants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlas Technical Consultants, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity and members’ capital, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

March 22, 2021

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and equivalents	$14,062	$20,185
Accounts receivable, net	99,822	90,775
Unbilled receivables, net	38,350	40,513
Prepaid expenses	5,874	5,266
Other current assets	4,557	812

Total current assets	162,665	157,551

Property and equipment, net	14,134	14,824
Intangible assets, net	86,008	92,389
Goodwill	109,001	85,125
Other long-term assets	4,254	2,884

TOTAL ASSETS	$376,062	$352,773

LIABILITIES, REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL
Current liabilities:
Trade accounts payable	$28,456	$30,754
Accrued liabilities	15,011	10,085
Current maturities of long-term debt	14,050	10,875
Other current liabilities	12,036	13,712

Total current liabilities	69,553	65,426

Long-term debt, net of current maturities and loan costs	264,970	158,557
Other long-term liabilities	24,296	1,347

Total liabilities	358,819	225,330

COMMITMENTS AND CONTINGENCIES (NOTE 14)

Redeemable preferred stock	151,391	-

Members’ Capital	-	127,443
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 12,841,584 shares issued and outstanding at December 31, 2020	1	-
Class B common stock, $0.0001 par value, 22,438,828 shares authorized, 22,438,828 shares issued and outstanding at December 31, 2020	2	-
Additional paid in capital	(37,382)	-
Non-controlling interest	(90,566)	-
Retained (deficit)	(6,203)	-

Total shareholders’ equity/members’ capital	(134,148)	127,443
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL	$376,062	$352,773

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2020	2019

Revenues	$468,217	$471,047

Cost of revenues	(245,714)	(259,741)
Operating expenses	(224,759)	(191,926)

Operating (loss) income	(2,256)	19,380

Interest expense	(24,673)	(9,862)

(Loss) income before income taxes	(26,929)	9,518
Income tax (expense) benefit	(718)	(1,342)

Net (loss) income from continuing operations	(27,647)	8,176

Loss from discontinued operations	-	(146)

Net (loss) income	(27,647)	8,030

Provision for non-controlling interest	16,558	-

Redeemable preferred stock dividends	(16,161)	-

Net (loss) income attributable to Class A common stock shareholders/members	$(27,250)	$8,030

(Loss) Per Class A common share	$(0.93)	N/A

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	6,696,473	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; continued next page)

	For the year ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(27,647)	$8,030
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,057	19,881
Equity based compensation expense	10,795	1,984
Loss (gain) on sale of property and equipment	39	(170)
Write-off of deferred financing costs related to debt extinguishment	1,712	40
Amortization of deferred financing costs	2,508	360
Provision for bad debts	607	1,017
Changes in assets & liabilities:
Decrease in accounts receivable and unbilled receivable	3,519	6,567
(Increase) decrease in prepaid expenses	(45)	1,180
(Increase) in other current assets	(3,745)	(359)
(Decrease) increase in trade accounts payable	(4,603)	6,233
Increase (decrease) in accrued liabilities	5,127	(3,961)
Increase (decrease) in other current and long-term liabilities	2,370	(8,450)
(Increase) in other long-term assets	(1,211)	(845)

Net cash provided by operating activities	15,483	31,507

Cash flows from investing activities:
Purchases of property and equipment	(3,498)	(8,453)
Proceeds from disposal of property and equipment	318	1,140
Purchase of engineering license	-	(2,000)
Purchase of business, net of cash acquired	(20,387)	(294)

Net cash used in investing activities	(23,567)	(9,607)

Cash flows from financing activities:
Proceeds from issuance of debt	339,000	181,687
Payment of loan acquisition costs	(17,949)	(1,274)
Repayments of debt	(215,683)	(129,209)
Proceeds from issuance of redeemable preferred stock	141,840	-
Payments of redeemable preferred stock dividends	(6,611)	-
Issuance of common stock	10,229	-
Member distributions	(21,830)	(54,365)
Distributions to non-controlling interests	(717)	-
Payment to shareholders associated with Atlas Business Combination	(226,318)	-
Payment of contingent earn-out	-	(5,063)
Net cash provided by (used in) financing activities	1,961	(8,224)

Net change in cash and equivalents	(6,123)	13,676

Cash and equivalents - beginning of period	20,185	6,509

Cash and equivalents - end of period	$14,062	$20,185

Supplemental information:
Cash paid during the period for:
Interest	$20,453	$10,284
Taxes	745	2,169

Capital assets financed	165	276
Contingent consideration share settled	1,060	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL

(in thousands)

	Consolidated Statement of Shareholders’ Equity and Members’ Capital
	Class A Common Stock		Class B Common Stock		Additional Paid in	Members’	Non- Controlling	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Interests	Earnings	Equity

Balance at December 31, 2018						$171,794			$171,794
Member distributions						(54,365)			(54,365)
Equity based compensation						1,984			1,984
Net income						8,030			8,030
Balance at December 31, 2019	-	$-	-	$-	$-	$127,443	$-	$-	$127,443

Balance at December 31, 2019						127,443			127,443
Member distributions						(21,830)			(21,830)
Equity based compensation					950	9,845			10,795
Net (loss) prior to Atlas Business Combination						(21,047)			(21,047)
Recapitalization in connection with Atlas Business Combination	5,767	1	23,974	2	(23,632)	(94,411)	(96,990)		(215,030)
Net income (loss) post Atlas Business Combination							(3,825)	(2,775)	(6,600)
Issuance of Common Stock	374		776		2,010		6,989		8,999
Conversion of shares	2,311		(2,311)		(16,710)		16,710		-
Distribution to Noncontrolling Interests							(717)		(717)
Warrant Exchange	4,390								-
Dividends on redeemable preferred stock							(12,733)	(3,428)	(16,161)
Balance at December 31, 2020	12,842	$1	22,439	$2	$(37,382)	$-	$(90,566)	$(6,203)	$(134,148)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has approximately 140 offices in 41 states, employs approximately 3,200 employees and is headquartered in Austin, Texas.

The Company provides public and private sector clients with comprehensive support in managing large-scale infrastructure improvement programs including engineering, design, program development/management, compliance services, acquisition and project control services, as well as construction engineering and inspection and materials testing.

Services are provided throughout the United States and its territories to a broad base of clients, with no single client representing 10% or more of our revenues for either the year ended December 31, 2020 or 2019. Services are rendered primarily on a time and materials and cost-plus basis with approximately 90% of our contracts on that basis and the remainder represented by firm fixed price contracts.

Basis of Presentation

The acquisition of Atlas Intermediate has been accounted for as a reverse recapitalization. Under this method of accounting, Atlas is treated as the acquired company and Atlas Intermediate is treated as the acquirer for financial reporting purposes. Therefore, the consolidated financial results include information regarding Atlas Intermediate as the Company’s predecessor entity. Thus, the financial statements included in this report reflect (i) the historical operating results of Atlas Intermediate prior to the Atlas Business Combination; (ii) the combined results of the Company, which does not have any operating results and includes only certain costs such as the compensation for the Company’s Board, certain legal fees and taxes, and Atlas Intermediate following the Atlas Business Combination; (iii) the assets, liabilities and members’ capital of Atlas Intermediate at their historical costs; and (iv) the Company’s equity and earnings per share presented for the period from the Closing Date.

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

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. This reclassification did not have any impact to our reported net income or cash flows for the year ended December 31, 2019.

Fiscal Year

The Company’s subsidiaries report their results of operations based on 52 or 53-week periods ending on the Friday nearest but not subsequent to December 31st, while Atlas reports on a calendar year end. For clarity of presentation, all periods are presented as if the year ended on December 31. During each quarter, our subsidiaries close on the Friday closest to March 31, June 30, and September 30, and Atlas closes on the actual calendar day. The impact of the difference between these dates has been insignificant to date. The Company has appropriately eliminated all transactions between itself and its subsidiaries when presenting its Consolidated Balance Sheet.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable and Accrued Billings

The Company records its trade accounts receivable and unbilled receivables at their face amounts less allowances. On a periodic basis, the Company monitors the trade accounts receivable and unbilled receivables from its customers for any collectability issues. The allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions, and other pertinent factors. The Company writes off accounts after a determination has been made by management that the amounts at issue are no longer likely to be collected, following the exercise of reasonable collection efforts, and upon management’s determination that the costs of pursuing collection outweigh the likelihood of recovery. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

As of December 31, 2020, and 2019, the allowance for trade accounts receivable was $2.2 million and $2.1 million, respectively, while the allowance for unbilled receivables was $0.4 million and $0.6 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

Property and Equipment

Purchases of new assets and costs of improvement to extend the useful life of existing assets are capitalized. Routine maintenance and repairs are charged to expenses as incurred. When an asset is sold or retired, the costs and related accumulated depreciation are eliminated from the accounts, and the resulting gains or losses on disposal are recognized in the accompanying Consolidated Statement of Operations. The Company depreciates its assets on a straight-line basis over the assets’ useful lives, which range from three to ten years.

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. There were no impairment charges for the years ended December 31, 2020 and 2019.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through the discounted cash flow method. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the years ended December 31, 2020 and 2019.

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

The Company earned approximately 90% of its revenues under T&M contracts during the years ended December 31, 2020 and 2019.

Fixed Price Contracts

Under fixed price contracts, the Company’s clients pay an agreed amount negotiated in advance for a specified scope of work. The Company is guaranteed to receive the consideration to the extent that the Company delivers under the contract. The Company assesses contracts quarterly and may recognize any expected future loss before actually incurring the loss. When the Company is expecting to reach the total consideration under the contract, the Company will begin to negotiate a change order.

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

Performance Obligations

The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, is not distinct. However, in some instances, we may also promise to provide distinct goods or services within a contract, resulting in multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. Typically, we sell a customer a specific service and use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

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

As of December 31, 2020 and 2019, we had $628 million and $601 million of remaining performance obligations, or backlog, respectively, of which $377 million and $361 million, respectively, or 60% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in backlog. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). Billed and unbilled receivables are reflected on the face of the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date and is reported within “other current liabilities” on the Consolidated Balance Sheet. This liability was $0 thousand and $343 thousand as of December 31, 2020 and 2019, respectively. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $343 thousand and $129 thousand for the years ended December 31, 2020 and 2019, respectively.

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

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During the course of its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at December 31, 2020 and 2019 was $0 thousand and $813 thousand, respectively.

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

Comprehensive Income

There are no other components of comprehensive income other than net income and the provision for non-controlling interest associated with Holdings Units.

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

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase price to identifiable intangible assets is based on valuations performed to determine the fair values of such assets as of the acquisition dates. Depending on the size and complexity of the acquisition, the Company may engage a third-party independent valuation specialist to assist in management’s determination of fair values of tangible and intangible assets acquired and liabilities assumed. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the Consolidated Balance Sheet. Changes in the estimated fair value of contingent earnout payments are included in operating expenses in the accompanying Consolidated Statements of Operations.

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

The following table summarizes the changes in the fair value of estimated contingent consideration:

Contingent consideration, as of December 31, 2019	$1,060
Additions for acquisitions	18,200
Reduction of liability for payment made	(1,060)
Total contingent consideration, as of December 31, 2020	18,200
Current portion of contingent consideration	(3,100)
Contingent consideration, less current portion	$15,100

Equity Based Compensation

The Company recognizes the cost of services received in an equity based payment transaction with an employee as services are received and records either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

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

Consistent with the change in control provisions within the applicable agreements, the Company fully expensed the remaining unamortized value of the stock awards that vested upon the completion of the Atlas Business Combination during the quarter ended March 31, 2020. However, the Company granted restricted stock units during the second quarter of 2020 as a means to reward and retain selected management personnel. Please refer to Note 10 – Equity Based Compensation for further information.

Equity compensation was $10,795 thousand and $1,984 thousand for the years ended December 31, 2020 and 2019, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the FASB ASC Topic 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, scheduled reversals of deferred tax amounts, availability of carrybacks, and potential tax planning strategies. Based on our assessment, we have concluded that a portion of the deferred tax assets will not be realized.

According to the authoritative guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. This guidance also addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions.

Redeemable Preferred Stock

On February 14, 2020, in connection with the consummation of the Atlas Business Combination, Holdings and GSO COF III AIV-2 LP (“GSO AIV-2”) entered into a subscription agreement, dated February 14, 2020 (the “Subscription Agreement”) pursuant to which, GSO AIV-2 purchased 145,000 units of a new class of Series A Senior Preferred Units of Holdings (the “Preferred Units”) at a price per Preferred Unit of $978.21 for an aggregate cash purchase price of $141,840,450, which represented a 2.179% original issue discount on the Preferred Units (such purchase, the “GSO Placement”).

The GSO Placement was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder.

The Preferred Units ranked senior in priority to all other existing and future equity securities of Holdings with respect to liquidation preference and distribution rights.

The Preferred Units had a liquidation preference of $1,000 per Preferred Unit (the “Liquidation Preference”).

Subject to any limitations set forth in the Atlas Credit Agreement (as defined in Note 7 – Long-Term Debt), the Preferred Units were paid a dividend of 5% per annum, plus either an additional 6.25% per annum in cash or 7.25% per annum in additional Preferred Units, at Holdings’ option, payable quarterly in arrears.

If a cash dividend was not able to be made because of a limitation under the Atlas Credit Agreement, then the Liquidation Preference with respect to any Preferred Unit would have increased to 3.5625% in any quarter until a cash dividend could be made.

The Preferred Units did not possess voting rights and were not convertible into any other security of Holdings.

Holdings was permitted to redeem the Preferred Units beginning on the second anniversary of the Closing Date at a price of 103% of the Liquidation Preference (the “Redemption Premium”), and on the third anniversary of their issuance at the Liquidation Preference, in each case plus accrued and unpaid dividends. The Preferred Units could only be redeemed by Holdings within the first two years of the Closing Date upon a change of control as described below, in which case such Preferred Units would have been redeemed at a customary make-whole amount as if the Preferred Units were redeemed on the second anniversary.

Subject to the terms of Holdings’ and its subsidiaries’ senior credit agreements, Holdings was required to redeem the Preferred Units at the Redemption Premium, plus accrued and unpaid dividends, in the event of (i) a change of control, (ii) sales or other dispositions of all or substantially all of Holdings’ assets and (iii) the insolvency or bankruptcy of Holdings or any of its material subsidiaries.

Finally, holders of the Preferred Units were permitted to require Holdings to redeem their Preferred Units at the Liquidation Preference, plus accrued and unpaid dividends, beginning on the eighth anniversary of the Closing Date, subject to certain customary limitations.

Redeemable preferred stock, as of December 31, 2019	$-
Additions	141,840
Accrued paid in-kind dividends	9,386
Accretion of discount	165
Redeemable preferred stock, as of December 31, 2020	$151,391

The Preferred Units were redeemed in full on February 25, 2021. Please refer to “Note 17 – Subsequent Events” for further information.

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

NOTE 3 – ATLAS BUSINESS COMBINATION

On the Closing Date, the Company completed the acquisition of Atlas Intermediate and its subsidiaries and in return the Atlas Intermediate members: (i) received 24.0 million shares of Class B common stock in the Company, (ii) repaid the $171.5 million of outstanding debt and interest accrued and due lender, (iii) paid $10.9 million of Seller incurred acquisition-related costs, (iv) settled $1.1 million of contingent consideration associated with the SCST, Inc. acquisition and (v) paid $2.2 million of change in control payments due certain executives. This was paid for with: (i) $20.7 million of cash raised from special purpose acquisition company (“SPAC”) shareholders and the private placement discussed herein, (ii) the issuance of redeemable preferred stock in the amount of $141.8 million and (iii) the issuance of new debt in the amount of $271.0 million as discussed in Note 7 – Long-Term Debt.

The shares of non-economic Class B common stock of the Company entitle each holder to one vote per share, and each Class B share, along with its corresponding Holdings Unit, is redeemable on a one-for-one basis for one share of Class A common stock at the option of the Unit Holders (formerly members) as their lock-up periods expire. Upon the redemption by any Class B common stock, along with the corresponding Holdings Units, for Class A common stock, a corresponding number of shares of Class B common stock will be cancelled.

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

Because the holders of our Class B common stock have effective control of the combined company after the Closing Date through their majority voting interests in both the Company and, accordingly, Atlas Intermediate, the Atlas Business Combination was accounted for as a reverse recapitalization. Although the Company was the legal acquirer, Atlas Intermediate was the accounting acquirer. As a result, the reports filed by the Company subsequent to the Atlas Business Combination are prepared “as if” Atlas Intermediate is the predecessor and legal successor to the Company. The historical operations of Atlas Intermediate are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Atlas Intermediate prior to the Atlas Business Combination; (ii) the combined results of the Company, which does not have any operating results and includes only certain costs such as the compensation for the Company’s Board, certain legal fees and taxes, and Atlas Intermediate following the Atlas Business Combination; (iii) the assets, liabilities and members’ capital of Atlas Intermediate at their historical cost; and (iv) the Company’s equity and earnings per share for the period from the Closing Date.

NOTE 4 – BUSINESS ACQUISITIONS

In February 2020, the Company acquired Long Engineering LLC (“LONG”), a land surveying and engineering company headquartered in Atlanta, Georgia. The aggregate purchase price consideration paid in connection with this stock acquisition was $10.7 million in cash, subject to customary closing working capital adjustments plus an earnout of up to $12.0 million contingent upon the achievement of certain financial targets to be paid upon the first, second and third anniversaries of the closing. Final value will be subject to the resolution of certain contingencies.

In September 2020, the Company acquired AltaVista Solutions (“Alta Vista”), a provider of testing and inspection services primarily to infrastructure clients.  Alta Vista is headquartered in Oakland, California and has offices in California and New York. The purchase agreement called for the Company to pay Alta Vista up to $15.1 million in the form of cash and stock consideration. The Company issued 776,197 shares of Class B common stock to the former owners of Alta Vista, which represented $7.0 million of the total consideration paid. Total consideration may also be increased or decreased based on results in future years.  Final value will be subject to customary closing working capital adjustments and the resolution of certain contingencies.

In November 2020, the Company acquired WesTest LLC (“WesTest”), a testing and engineering services provider with operations in Colorado and Wyoming. WesTest, headquartered in Lakewood, Colorado, received consideration of $4.0 million in the form of cash and stock consideration. The Company issued 285,115 shares of Class A common stock to the former owner of WesTest, which represented $1.6 million of the total consideration paid. Total consideration may also be increased or decreased based on results in future years.  Final value will be subject to customary closing working capital adjustments and the resolution of certain contingencies.

The Company did not acquire any entities during 2019.

Acquisition costs of approximately $0.4 million have been expensed in 2020 in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition:

	LONG	Alta Vista	WesTest
Cash	$-	$314	$649
Accounts receivable	5,094	2,786	1,072
Unbilled receivable	-	4,258	-
Property and equipment	1,423	306	246
Other current and long-term assets	14	707	2
Intangible assets	7,290	4,957	1,459
Liabilities	(1,178)	(2,767)	(304)

Net assets acquired	$12,643	$10,561	$3,124

Consideration paid (cash and equity consideration)	$10,748	$15,098	$3,958
Contingent earnout liability at fair value (cash)	11,100	6,600	500

Total consideration	21,848	21,698	4,458

Excess consideration over the preliminary amounts assigned to the net assets acquired (goodwill)	$9,205	$11,137	$1,334

The above purchase price allocations are tentative and preliminary and subject to further updates as we complete the purchase price allocation.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company depreciates its assets on a straight-line basis over the assets’ useful lives, which range from three to ten years. Property and equipment consist of the following:

	December 31,	December 31,	Average
	2020	2019	Life

Furniture and fixtures	$3,492	$2,793	3-5 years
Equipment and vehicles	32,797	29,504	3-10 years
Computers	19,649	15,122	3-7 years
Leasehold improvements	5,548	4,936	3-5 years
Construction in progress	130	2,503
Accumulated depreciation and amortization	(47,482)	(40,034)

	$14,134	$14,824

Property and equipment under capital leases:

	December 31,	December 31,
	2020	2019

Computer equipment	$1,578	$1,241
Less accumulated depreciation	(1,021)	(557)
	$557	$684

Capital leases for computer equipment have an average lease term of five years with minimum lease payments as follows:

2021	$364
2022	364
2023	280
2024	97
2025	18
Thereafter	-
$1,123

Depreciation expense was $5.6 million and $5.2 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 6 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows:

Balance as of December 31, 2019	$85,125
Acquisitions	21,676
Disposals	-
Measurement period adjustments	2,200
Balance as of December 31, 2020	$109,001

The Company did not recognize any impairments of goodwill during the years ended December 31, 2020 or 2019.

Intangible assets as of December 31, 2020 and 2019 consist of the following:

	December 31, 2020			December 31, 2019			Remaining
	Gross amount	Accumulated amortization	Net book value	Gross amount	Accumulated amortization	Net book value	useful life (in years)
Definite life intangible assets:
Customer relationships	$117,185	$(34,214)	$82,971	$106,620	$(23,759)	$82,861	7.5
Tradenames	21,761	(18,759)	3,002	18,620	(9,282)	9,338	2.4
Non-competes	600	(565)	35	600	(410)	190	1.0

Total intangibles	$139,546	$(53,538)	$86,008	$125,840	$(33,451)	$92,389

Amortization expense was $20.1 million and $14.7 million for the years ended December 31, 2020 and 2019, respectively.

Amortization of intangible assets for the next five years and thereafter is expected to be as follows:

2021	$12,655
2022	12,285
2023	11,763
2024	11,221
2025	11,221
Thereafter	26,863
$86,008

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

The Atlas Credit Facility was scheduled to mature in March 2024. However, in connection with the consummation of the Atlas Business Combination, the Atlas Credit Facility was repaid and a new credit arrangement (the “Atlas Credit Agreement”) was entered into with Macquarie Capital Funding LLC (the “Lender” or “Lead Arranger”). The Atlas Credit Agreement called for a term loan (the “Term Loan”) in the amount of $281.0 million and revolving letter of credit (the “Revolver”) in the amount of $40.0 million of which $24.0 million was drawn upon through December 31, 2020. The term loan proceeds were used to repay the existing Atlas Credit Facility in the amount of $171.0 million and partially fund the Atlas Business Combination and the LONG acquisition.

Under the terms of the Atlas Credit Agreement, the Term Loan and Revolver were set to mature on February 14, 2027 and February 14, 2025, respectively. Interest was payable monthly or at the end of the applicable interest period in arrears on any outstanding borrowings. The interest rates under the Atlas Credit Agreement were equal to either (i) Adjusted LIBOR as defined in the Atlas Credit Agreement, plus 4.75%, or (ii) an Alternate Base Rate as defined in the Atlas Credit Agreement, plus 3.75%.

The Atlas Credit Agreement was guaranteed by Holdings and secured by (i) a first priority pledge of the equity interests of subsidiaries of Holdings and Atlas Intermediate and (ii) a first priority lien on substantially all other assets of Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries.

On March 31, 2020, the terms of the Atlas Credit Agreement were modified to reduce the maturity of the Term Loan by one year to February 14, 2026 from February 14, 2027. The interest rate for the Term Loan was increased to (i) Adjusted LIBOR as defined in the Atlas Credit Agreement, plus 6.25%, or (ii) an Alternate Base Rate as defined in the Atlas Credit Agreement, plus 5.25%. The interest rate for the Revolver was increased to (i) Adjusted LIBOR as defined in the Atlas Credit Agreement, plus 5.0%, or (ii) an Alternate Base Rate as defined in the Credit Agreement, plus 4.0%. The modification also increased the rate of amortization applicable to the Term Loan to 5.0% per annum (commencing on June 30, 2020).

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

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of December 31, 2020 and 2019, respectively.

Long-term debt consisted of the following:

	December 31, 2020	December 31, 2019

Atlas credit facility - term loan	$-	$136,844
Atlas credit agreement - term loan	270,463	-
Atlas credit facility - revolving loan		34,300
Atlas credit agreement – revolving	24,000	-

Subtotal	294,463	171,144

Less: Loan costs, net	(15,443)	(1,712)

Less current maturities of long-term debt	(14,050)	(10,875)

Long-term debt	$264,970	$158,557

Aggregate long-term principal payments subsequent to December 31, 2020, are as follows (amounts in thousands):

2021	$14,050
2022	14,050
2023	14,050
2024	14,050
2025	14,050
Thereafter	224,213
$294,463

The Atlas Credit Agreement was repaid in full on February 25, 2021. Please refer to “Note 17 – Subsequent Events” for further information.

NOTE 8 – SHAREHOLDERS’ EQUITY

Shares Outstanding

Prior to the Atlas Business Combination, the Company was a SPAC with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the consummation of the Atlas Business Combination, the Company became a holding company whose sole material operating asset consists of its interest in Atlas Intermediate.

The following table summarizes the changes in the outstanding stock and warrants from the Closing Date through December 31, 2020:

	Class A Common Stock	Class B Common Stock	Warrants	Private Placement Warrants
Beginning Balance, as of Closing Date	5,767,342	23,974,368	20,000,000	3,750,000
Issuances	373,278	776,197	-	-
Conversion of Warrants to Class A	4,389,227	-	(20,000,000)	(3,750,000)
Transfers to Class A from Class B	2,311,737	(2,311,737)	-	-
Shares Outstanding at December 31, 2020	12,841,584	22,438,828	-	-

Class A Common Stock – At December 31, 2020, there were 12,841,584 shares of Class A common stock issued and outstanding. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At December 31, 2020, there were 22,438,828 shares of Class B common stock issued and outstanding. Class B common stock was issued to the holders of Holdings Units in Atlas Intermediate in connection with the Atlas Business Combination and are non-economic but entitle the holder to one vote per share. The Company is not authorized to issue any shares of Class B common stock with a par value of $0.0001 per share to the general public but can issue additional shares of Class B common stock to Atlas acquisition targets as part of the consideration paid with the approval of the Company’s Board.

Public Warrants – In November 2018, the Company consummated its initial public offering of units, each consisting of one share of Class A common stock and one-half of one warrant (“Public Warrant”). At the commencement of the Atlas Business Combination, there were 20,000,000 Public Warrants outstanding. Each Public Warrant entitled the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Public Warrants were set to expire five years after the closing of the Atlas Business Combination or earlier upon redemption or liquidation. The Company had the ability to call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right could only be exercised if the last sale price of the Class A common stock equaled or exceeded $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

In October 2020, the Company offered each holder of its outstanding warrants, including the Public Warrants and the Private Placement Warrants, the opportunity to exchange their warrants for shares of the Company’s Class A common stock, par value $0.0001 per share. Each holder was set to receive 0.1665 or 0.185 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the terms of the offer. The redemption rate was dependent upon whether the warrant holder tendered their warrants prior to the offer deadline. Warrant holders who tendered their warrants for exchange prior to the expiration of the tender offer period received the 0.185 conversion rate, and any warrant holders who did not tender their warrants by the appropriate deadline received the 0.1665 conversion rate. The Company concluded the offer in November 2020 and all warrants were converted to Class A common stock by December 31, 2020.

Private Placement Warrants – Upon closing of the Boxwood initial public offering, Boxwood Sponsor LLC (the “Sponsor”) purchased an aggregate of 3,750,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each Private Placement Warrant was exercisable for one share of Class A common stock at a price of $11.50. The Private Placement Warrants were identical to the Public Warrants discussed above, except (i) they would not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis.

In connection with the October 2020 offer to the warrant holders to exchange their warrants for the Company’s Class A common stock, the Sponsor opted to fully exchange their Private Placement Warrants for Class A common stock. As of December 31, 2020, there were no remaining Private Placement Warrants issued or outstanding.

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

Non-controlling Interest

As of December 31, 2020, the Company ownership and voting structure was comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 36.4% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 63.6% of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

As holders of our Class B common stock transition to holders of Class A common stock, we adjust our additional paid in capital and non-controlling interest within our Consolidated Balance Sheet and the provision for non-controlling interest in our Consolidated Statement of Operations. Holders of Class B common stock may convert their shares to Class A common stock at their discretion as their contractual lock-ups expire after the Atlas Business Combination.

Subsequent to the Atlas Business Combination, we distributed $717 thousand to the non-controlling interests.

NOTE 9 – LOSS PER SHARE

The Atlas Business Combination was structured as a reverse capitalization by which the Company issued stock for the net assets of Atlas Intermediate accompanied by a recapitalization. Earnings per share is calculated for the Company only for the period after the Atlas Business Combination due to the reverse recapitalization.

(Loss) per share was calculated as follows:

Closing Date Through December 31, 2020
Numerator:
Net (loss) post Atlas Business Combination	$(6,600)
Provision for non-controlling interest	16,558
Redeemable preferred stock dividends	(16,161)
Net (loss) attributable to Class A common shares - basic and diluted	$(6,203)

Denominator:
Weighted average shares outstanding - basic and diluted	6,696,473

Net (loss) per Class A common share, basic and diluted	$(0.93)

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

In connection with the Atlas Business Combination, the outstanding shares were vested under the change of control provisions within the agreements. The shares are currently reflected as Class B common stock and may be converted to Class A common stock as the employee lock-up agreements expire.

The following summarizes the activity of Class A unit awards during the year ended December 31, 2020:

	Number of unvested Class A units	Grant date fair value
Unvested Class A units as of December 31, 2019	1,226	$12,117
Granted	-	-
Vested and converted to Class B Common Stock	(1,226)	-
Forfeited	-	-
Unvested Class A units as of December 31, 2020	-	$12,117

Equity compensation relating to the Class A units that were converted to Class B Common Shares upon the Atlas Business Combination was $9,845 thousand during the quarter ended March 31, 2020. Expense associated with the Class A units that were subsequently converted to Class B Common Shares was $1,984 thousand for the year ended December 31, 2019.

During the second quarter of 2020, the Company awarded 510,136 restricted share units (“RSUs”) to approximately ninety employees at a grant day fair market value of $8.95 per share. The Company estimates the fair value of the RSUs as the closing price of the Company’s Class A common stock on the grant date of the award, which is expensed over the applicable vesting period. The vesting period for these RSUs is equal annual tranches, pro ratably over three years, and there is no performance requirement attached to the RSUs other than continued service to the Company. The Company expensed $950 thousand since their issuance in the second quarter 2020.

NOTE 11 – RELATED-PARTY TRANSACTIONS

During the years ended December 31, 2020 and 2019, the Company leased office space from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Consolidated Statements of Operations in the amount of $645 thousand and $635 thousand for years ended December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $332 thousand and $192 thousand, respectively.

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

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of the Board, make additional contributions to these plans. The Company has expensed $6.2 and $4.4 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 13 – DISCONTINUED OPERATIONS

In June 2017, ATC decided to wind down the operations of its Power and Industrial (P&I) operation by the end of 2017 due to the loss of one of P&I’s major customers. On December 27, 2017, ATC entered into an asset purchase agreement with a third party, which was the final step in finalizing the terms of the shutdown of the P&I service line. ATC completed the sale during 2018 which resulted in an immaterial gain. The 2019 amounts represented the final wind-down of the operations that took place at the beginning of the year. No other operations were discontinued from January 1, 2019 through December 31, 2019.

The P&I service line’s activity in the Consolidated Balance Sheet and Statement of Cash Flows were not material. The loss from discontinued operations presented in the Consolidated Statement of Operations for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020	2019
Revenues	$-	$-
Cost of revenues	-	197
Operating expenses	-	(51)
Loss from discontinued operations	$-	$146

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

Future minimum payments under noncancelable operating leases as of December 31, 2020 are as follows:

2021	$15,627
2022	12,685
2023	9,975
2024	5,805
2025	3,143
Thereafter	3,162
$50,397

Rental expense associated with facility and equipment operating leases was $15.7 million and $11.7 million for the years ended December 31, 2020 and 2019, respectively.

During 2020, the Company entered into an agreement with its fleet management company pursuant to which it would receive rebates of $1.3 million to be repaid over three years at an interest rate of 2.85% per annum. The rebates were secured by title to selected vehicles within the Company’s owned vehicles in Georgia and California.

Remaining payments are as follows:

2021	$396
2022	396
2023	178
$970

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

As a result, there have been three financial responses from the U.S. government, in addition to interest rate cuts by the U.S. Federal Reserve Board which were initially implemented to stabilize the U.S. stock markets. The federal government’s stimulus legislation related to COVID-19 include: the Coronavirus Preparedness and Response Supplemental Appropriations Act of 2020, the Families First Coronavirus Response Act, and the Coronavirus Aid, Relief and Economic Security (CARES) Act of 2020 (the “CARES Act”).

In connection with the CARES Act, we have opted to defer the deposit and payment of the employer’s share of Social Security taxes. Under the CARES Act, deferrals are currently allowed from March 27, 2020 through December 31, 2020. The Company has not received any other assistance under the CARES Act, nor does the Company expect to realize any other tax benefits from the program. As of December 31, 2020, the Company has deferred payment of $8.1 million relating to its share of Social Security taxes and $4.0 million of this liability is recorded within other long-term liabilities on its Consolidated Balance Sheet. The remainder is recorded in Accrued Liabilities within the Company’s Consolidated Balance Sheet.

During the second quarter of 2020, we reduced our workforce through various actions. We routinely assess our staffing levels to make certain that we continue to appropriately service our clients and maintain shareholder value. As a safety focused organization, since the outbreak of COVID-19 and continuing throughout the remainder of 2020, we have encouraged our employees to work from home wherever possible and to honor all shelter-in-place rules put forth by their state or local governments.

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

We are in compliance with our debt covenants as of December 31, 2020 and we expect that we will continue to be for the foreseeable future.

NOTE 16 – INCOME TAXES

Following the consummation of the Atlas Business Combination, we are organized in an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which our only direct assets consist of common units of Holdings. We are the sole manager of Holdings in accordance with the terms of the Holdings LLC Agreement entered into in connection with the consummation of the Atlas Business Combination.

Previously, Atlas Intermediate was treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the partners and members. As such, no recognition of federal or state income taxes have been provided for in the accompanying consolidated financial statements with the exception of income taxes relating to the C-Corp subsidiaries directly owned by Atlas Intermediate and the State of Texas Margin tax.

Subsequent to the Atlas Business Combination, income taxes relating to the C-Corps owned directly by Atlas Intermediate and the State of Texas Margin tax are considered within the provision of non-controlling interest as it is generated through the results of Atlas Intermediate and its subsidiaries.

(Loss) income before income taxes was follows:

	Year Ended December 31,
	2020	2019
United States	$(26,929)	$9,518

Income tax expense consisted of the following:

	Year Ended December 31,
	2020	2019
Current:
Federal	$(424)	$350
State	283	2,017
Total current income tax expense	(141)	2,367

Deferred:
Federal	1,731	-
State	(872)	-
Total deferred income tax expense	859	-

Total income tax expense	$718	$2,367

Temporary differences comprising the net deferred income tax asset shown on the accompanying consolidated balance sheets were as follows:

	December 31, 2020	December 31, 2019
Deferred Tax Assets:
Basis difference in flow-through entity	$14,057	$-
Accruals and reserves	166	320
Loss carryforwards	2,542	-
Valuation allowance	(15,539)	-
Total deferred tax assets	1,226	320

Deferred Tax Liabilities:
Basis difference in flow-through entity	(2,704)	(939)
Total deferred tax liabilities	(2,704)	(939)

Net deferred tax assets	$(1,478)	$(619)

Our effective tax rate from continuing operations was (2.7%) and 14.1% for the periods ending December 31, 2020 and 2019, respectively. Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations and income tax expense is attributable to changes in our mix of pre-tax losses/earnings, the effect of non-controlling interest in income of consolidated subsidiaries, non-deductible transaction costs and changes in our valuation allowance.

The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2020, a valuation allowance of approximately $15.5 million has been recorded to reduce net deferred tax assets to an amount that management believes is more than likely not to be realized.

The Company had no unrecognized tax benefits as of December 31, 2020 or December 31, 2019. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties on December 31, 2020.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2019, 2018 and 2017 are open to audit by federal and state taxing authorities.

At December 31, 2020, the Company had federal net operating loss carry-forwards (“NOLs”) of approximately $8.9 million. The net operating loss carryforward will begin to expire in 2026. Those arising in tax years after 2017 will never expire.

NOTE 17 – SUBSEQUENT EVENTS

Change in Fiscal Year

On January 4, 2021 the Company’s Board voted unanimously to change the Company’s fiscal year end from December 31 to a 52/53 week fiscal year ending on the Friday closest to December 31, effective as of the commencement of the Company’s fiscal year beginning January 1, 2021. Unlike prior years, the Company’s fiscal year can now end subsequent to December 31st if that is the Friday closest to the end of the calendar year. This change was made in order to align the Company’s fiscal year with that of its operating subsidiaries and to align the Company’s reporting calendar with how the Company evaluates its business. Beginning with the first quarter of 2021, the Company will close its quarterly books on the Fridays closest to March 31, June 30, and September 30, respectively, and will close its fiscal year on the Friday closest to December 31. In our quarterly and annual filings, we will for ease and comparability report those periods as of March 31, June 30, September 30, and December 31, 2021. All financial filings will be filed within the appropriate deadline based upon our actual close date. Had the Company made the change in 2020, the effect on the Company’s Consolidated Statement of Operations would be immaterial, however, we would have reported debt repayments, interest payments and preferred stock dividends in the amount of $7.5 million in the subsequent fiscal year versus the year ended December 31, 2020.

AEL Acquisition

On February 26, 2021, the Company entered into a definitive agreement to acquire Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of New York, Inc. (collectively, “AEL”) for cash and an amount of equity consideration consisting of a number of shares of the Company’s Class A common stock equal to $7,750,000 divided by the arithmetic average of the daily VWAP of the Class A common stock for the 20 consecutive trading days immediately prior to the closing, subject to customary adjustments for levels of cash, indebtedness and net working capital (the “Equity Consideration”). The transaction is expected to close at the end of March 2021, subject to customary closing conditions. The Class A common stock will be issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, which exempts transactions by an issuer not involving any public offering. The issuance of the Equity Consideration will not be a public offering for purposes of Section 4(a)(2) because (i) the offering is being made only to the sellers, (ii) the sellers are accredited investors and (iii) the manner of the issuance, including that the Company did not, and will not, engage in general solicitation or advertising with regard to the issuance of the Equity Consideration and did not, and will not, offer the Equity Consideration to the public in connection with the issuance. AEL is a materials testing and inspection firm based in Avenel, New Jersey, and provides steel, concrete, soil and other testing and inspection services to a diverse mix of public and private clients primarily in New York and New Jersey. AEL is expected to add approximately 290 professionals to the Company’s workforce and to strengthen the Company’s materials testing and inspection services in the Northeast.

Reclass of Class B Common Stock to Class A Common Stock

Between January 1, 2021 and March 17, 2021, there have been 2,308,087 conversions of the Company’s Class B common stock, par value $0.0001, to the Company’s Class A common stock, par value $0.0001. This serves to reduce the participation of the Class B shareholders from 63.6% as of December 31, 2020 to 57.1% as of the date of this report. This will be treated as a reclass between Additional Paid in Capital and Non-controlling Interest in the amount of $5.9 million in our financial statements as of March 31, 2021.

Repayment of the Atlas Credit Agreement and Redeemable Preferred Stock by means of a New Credit Agreement (the “Atlas 2021 Credit Agreements”.)

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility in an aggregate principal amount of up to $75.0 million and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20,000,000 (the “Revolver”) pursuant to that certain Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances that certain Credit Agreement dated as of February 14, 2020 (as amended to date, the “Existing Credit Agreement”), with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

The initial Term Loan will mature on February 25, 2028 and the Revolver will mature on February 25, 2026.

Interest on any outstanding borrowings is payable monthly under the ABL Revolver Agreement, quarterly under the Term Loan Agreement or, in each case, at the end of the applicable interest period in arrears. The cash interest rates under the Term Loan Agreement will be equal to either (i) the Adjusted LIBO Rate (as defined in the Term Loan Agreement), plus 5.50%, or (ii) an Alternate Base Rate (as defined in the Term Loan Agreement), plus 4.50%. The interest rates under the ABL Revolver Agreement will be equal to either (i) the Adjusted LIBO Rate (as defined in the ABL Revolver Agreement), plus 2.50%, or (ii) the ABR (as defined in the ABL Revolver Agreement), plus 1.50%.

The Credit Agreements are guaranteed by Holdings and secured by (i) in the case of the ABL Revolver Agreement, a first priority security interest in the current assets, including accounts receivable, of Holdings, Intermediate and its subsidiaries and (ii) in the case of the Term Loan Agreement, a pledge of the equity interests of the subsidiaries of Holdings and Intermediate, and subject to the first lien security interest on current assets under the Revolver, a first priority lien on substantially all other assets of Holdings, Intermediate and all of their direct and indirect subsidiaries.

The Term Loan Agreement contains a financial covenant which requires Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries on a consolidated basis to maintain a Total Net Leverage Ratio (as defined in each Credit Agreement) tested on a quarterly basis that does not exceed (i) 8.25 to 1.00 with respect to the fiscal quarters ending on April 2, 2021 and July 2, 2021, (ii) 8.00 to 1.00 for the fiscal quarters ending October 1, 2021 and December 31, 2021, (iii) 7.50 to 1.00 for the fiscal quarters ending April 1, 2022 and July 1, 2022, (iv) 7.25 to 1.00 for the fiscal quarters ending September 30, 2022 and December 30, 2022, (v) 7.00 to 1.00 for the fiscal quarters ending March 31, 2023 and June 30, 2023, (vi) 6.75 to 1.00 for the fiscal quarters ending September 29, 2023 and December 29, 2023, and (vii) 6.50 to 1.00 for March 29, 2024 and each fiscal quarter ending thereafter.

The ABL Revolver Agreement contains a “springing” financial covenant which requires Holdings, Intermediate and all of their direct and indirect subsidiaries on a consolidated basis to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Revolver Agreement) of no less than 1.10 to 1.00 when the outstanding principal amount of loans under the Revolver exceeds $0 or the aggregate exposure for letters of credit under the Revolver exceeds $5 million.

The Term Loan Agreement and ABL Revolver Agreement will be collectively referred to as the “Atlas 2021 Credit Agreements” in future filings for the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints L. Joe Boyer, David D. Quinn, Sr. and Walter Powell, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ L. Joe Boyer	Chief Executive Officer	March 22, 2021
L. Joe Boyer	(Principal Executive Officer)

/s/ David D. Quinn, Sr.	Chief Financial Officer	March 22, 2021
David D. Quinn, Sr.	(Principal Financial Officer)

/s/ Walter G. Powell	Chief Accounting Officer	March 22, 2021
Walter G. Powell	(Principal Accounting Officer)

/s/ R. Foster Duncan	Director	March 22, 2021
R. Foster Duncan

/s/ Brian Ferraioli	Director	March 22, 2021
Brian Ferraioli

/s/ Thomas Henley	Director	March 22, 2021
Thomas Henley

/s/ Jeff Jenkins	Director	March 22, 2021
Jeff Jenkins

/s/ Stephen M. Kadenacy	Director	March 22, 2021
Stephen M. Kadenacy

/s/ Leonard K. Lemoine	Director	March 22, 2021
Leonard K. Lemoine

/s/ Raquel G. Richmond	Director	March 22, 2021
Raquel G. Richmond

/s/ Daniel G. Weiss	Director	March 22, 2021
Daniel G. Weiss