Form 10-Q
period 2021-04-02
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2021-05-17
CIK 1751143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2021

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

As of May 14, 2021, 31,734,955 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,284,023 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

ATLAS TECHNICAL CONSULTANTS, INC.
Form 10-Q

For the Quarter Ended April 2, 2021

i

Cautionary Statement Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) of Atlas Technical Consultants, Inc. (the “Company”) that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

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

ii

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

iii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	April 2,	December 31,
	2021	2020
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and equivalents	$16,327	$14,062
Accounts receivable, net	86,175	99,822
Unbilled receivables, net	42,550	38,350
Prepaid expenses	8,565	5,874
Other current assets	2,805	4,557

Total current assets	156,422	162,665

Property and equipment, net	13,583	14,134
Intangible assets, net	82,844	86,008
Goodwill	104,798	109,001
Other long-term assets	4,645	4,254

TOTAL ASSETS	$362,292	$376,062

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$23,210	$28,456
Accrued liabilities	9,302	15,011
Current maturities of long-term debt	-	14,050
Other current liabilities	10,938	12,036

Total current liabilities	43,450	69,553

Long-term debt, net of current maturities and loan costs	455,443	264,970
Other long-term liabilities	17,789	24,296

Total liabilities	516,682	358,819

COMMITMENTS AND CONTINGENCIES (NOTE 13)

Redeemable preferred stock	-	151,391

Class A common stock, $.0001 par value, 400,000,000 shares authorized, 15,156,643 shares issued and outstanding at April 2, 2021	2	1
Class B common stock, $.0001 par value, 20,123,769 shares authorized, 20,123,769 shares issued and outstanding at April 2, 2021	2	2
Additional paid in capital	(46,280)	(37,382)
Non-controlling interest	(93,391)	(90,566)
Retained (deficit)	(14,723)	(6,203)
Total shareholders’ equity	(154,390)	(134,148)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY	$362,292	$376,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

	For the quarters ended
	April 2, 2021	March 31, 2020
	(in thousands, except per share data)
Revenues	$123,269	$109,302

Cost of revenues	(64,628)	(58,898)
Operating expenses	(50,345)	(68,333)

Operating income/(loss)	8,296	(17,929)

Interest expense	(23,042)	(5,640)

(Loss) before income taxes	(14,746)	(23,569)
Income tax expense	(44)	-

Net (loss)	(14,790)	(23,569)

Provision for non-controlling interest	12,169	3,260

Redeemable preferred stock dividends	(5,899)	(2,244)

Net (loss) attributable to Class A common stock shareholders/members	$(8,520)	$(22,553)

(Loss) Per Class A Common Share	$(0.60)	(0.26)

Weighted average of shares outstanding:

Class A common shares (basic and diluted)	14,256,484	5,767,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CASH FLOWS

	For the quarters ended
	April 2, 2021	March 31, 2020
	(in thousands)
Cash flows from operating activities:
Net (loss)	$(14,790)	$(23,569)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,560	5,002
Equity-based compensation expense	446	9,845
Interest expense, paid in kind	864	-
Loss (gain) on sale of property and equipment	11	11
Write-off of deferred financing costs related to debt extinguishment	15,197	1,712
Amortization of deferred financing costs	631	249
Provision for bad debts	(189)	92
Changes in assets & liabilities:
Decrease in accounts receivable and unbilled receivable	9,536	193
(Increase) decrease in prepaid expenses	(2,691)	789
Decrease in other current assets	1,752	283
(Decrease) in trade accounts payable	(5,409)	(3,948)
(Decrease) in accrued liabilities	(5,629)	(1,248)
(Decrease) in other current and long-term liabilities	(3,205)	(1,956)
(Increase) in other long-term assets	(391)	(27)

Net cash provided by (used in) operating activities	693	(12,572)

Cash flows from investing activities:
Purchases of property and equipment	(691)	(1,080)
Purchase of business, net of cash acquired	(97)	(10,500)

Net cash (used in) investing activities	(788)	(11,580)

Cash flows from financing activities:
Proceeds from issuance of debt	461,754	302,000
Payment of loan acquisition costs	(7,560)	(11,886)
Repayments of debt	(294,463)	(171,144)
Proceeds from issuance of redeemable preferred stock	-	141,840
Issuance of common stock	-	10,229
Member distributions	-	(21,830)
Payment to shareholders associated with Atlas Business Combination	-	(226,318)
Payment of redeemable preferred stock dividends	(1,185)	-
Repayment of redeemable preferred stock	(156,186)	-
Net cash provided by financing activities	2,360	22,891

Net change in cash and equivalents	2,265	(1,261)

Cash and equivalents - beginning of period	14,062	20,185

Cash and equivalents - end of period	$16,327	$18,924

Supplemental information:
Cash paid during the period for:
Interest	$5,656	$3,508
Taxes	44	-

Capital assets financed	165	157
Contingent consideration share settled	-	1,060
Dividends on preferred shares accrued and not paid	-	912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL

	(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Members’	Non- Controlling	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Interests	Earnings	Equity
Balance at December 31, 2019		$-		$-	$-	$127,443	$-	$-	$127,443
Member distributions						(21,830)			(21,830)
Equity based compensation						9,845			9,845
Net income prior to Atlas Business Combination						(21,047)			(21,047)
Recapitalization in connection with Atlas Business Combination	5,767	1	23,974	2	(23,632)	(94,411)	(96,990)		(215,030)
Net (loss) post Atlas Business Combination							(1,451)	(1,071)	(2,522)
Dividends on redeemable preferred stock							(1,809)	(435)	(2,244)
Balance at March 31, 2020	5,767	$1	23,974	$2	$(23,632)	$-	$(100,250)	$(1,506)	$(125,385)

Balance at December 31, 2020	12,842	1	22,439	2	(37,382)	-	(90,566)	(6,203)	(134,148)
Equity based compensation					446				446
Conversion of shares	2,315	1	(2,315)		(9,344)		9,344		1
Net (loss)							(8,654)	(6,136)	(14,790)
Dividends on redeemable preferred stock							(3,515)	(2,384)	(5,899)
Balance at April 2, 2021	15,157	$2	20,124	$2	$(46,280)	$-	$(93,391)	$(14,723)	$(154,390)

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

The Company provides public and private sector clients with comprehensive support in managing infrastructure improvement and environmental programs including testing, inspection & certification (TIC) services, complete array of environmental (ENV) services, program/construction/quality management (PCQM) services, as well as engineering & design (E&D) services.

Services are provided throughout the United States and its territories to a broad base of clients, with no single client representing 10% or more of our revenues for either the quarter ended April 2, 2021 or March 31, 2020. Services are rendered primarily on a time and materials and cost-plus basis with approximately 90% of our contracts on that basis and the remainder represented by firm fixed price contracts.

Basis of Presentation

The acquisition of Atlas Intermediate has been accounted for as a reverse recapitalization. Under this method of accounting, Atlas is treated as the acquired company and Atlas Intermediate is treated as the acquirer for financial reporting purposes. Therefore, the consolidated financial results include information regarding Atlas Intermediate as the Company’s predecessor entity. Thus, the financial statements included in this report reflect (i) the historical operating results of Atlas Intermediate prior to the Atlas Business Combination; (ii) the combined results of the Company, which does not have any operating results and includes only certain costs such as the compensation for the Company’s board of directors (the “Board”), certain legal fees and taxes, and Atlas Intermediate following the Atlas Business Combination; (iii) the assets, liabilities and members’ capital of Atlas Intermediate at their historical costs; and (iv) the Company’s equity and earnings per share presented for the period from the Closing Date.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K that the Company filed with the SEC on March 23, 2021.

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

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. This reclassification did not have any impact to our reported net income or cash flows for the quarter ended March 31, 2020.

Fiscal Year

Prior to this fiscal year, the Company’s subsidiaries reported their results of operations based on 52 or 53-week periods ending on the Friday nearest but not subsequent to December 31, while Atlas reported on a calendar year end. For clarity of presentation, all periods were presented as if the year ended on December 31. During each quarter, our subsidiaries would close on the Friday closest to March 31, June 30, and September 30, and Atlas closed on the actual calendar day. The impact of the difference between these dates has been insignificant to date. The Company appropriately eliminated all transactions between itself and its subsidiaries when presenting its Consolidated Balance Sheet.

On January 4, 2021 the Company’s Board voted unanimously to change the Company’s fiscal year end from December 31 to a 52 or 53 week fiscal year ending on the Friday closest to December 31, effective as of the commencement of the Company’s fiscal year beginning January 1, 2021. Unlike prior years, the Company’s fiscal year can now end subsequent to December 31 if that is the Friday closest to the end of the calendar year. Beginning with this quarter, Atlas and its operating companies closed their quarterly books on the Fridays closest to March 31, June 30, and September 30, respectively, and will close its fiscal year on the Friday closest to December 31. Had the Company made the change in 2020, the effect on the Company’s Consolidated Statement of Operations would have been immaterial, however, we would have reported additional debt repayments, interest payments and preferred stock dividends in the amount of $7.5 million in the quarter ended April 2, 2021. These payments were made at the end of the calendar year ending December 31, 2020 and were appropriately reflected in the financial statements as of and for the year ended December 31, 2020.

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

As of April 2, 2021 and December 31, 2020, the allowance for trade accounts receivable was $2.0 million and $2.2 million, respectively, while the allowance for unbilled receivables was $0.4 million and $0.4 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

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

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. There were no impairment charges for the quarters ended April 2, 2021 and March 31, 2020.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through the discounted cash flow method. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the quarters ended April 2, 2021 and March 31, 2020.

Revenue Recognition

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

The Company earned approximately 90% and 95% of its revenues under T&M contracts during the quarters ended April 2, 2021 and March 31, 2020, respectively.

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

As of April 2, 2021 and December 31, 2020, we had $689 million and $628 million of remaining performance obligations, or backlog, respectively, of which $413 million and $377 million, respectively, or 60% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). Billed and unbilled receivables are reflected on the face of the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date and is reported within “other current liabilities” on the Consolidated Balance Sheet. This liability was $0 thousand as of April 2, 2021 and December 31, 2020. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $0 thousand and $32 thousand for the quarters ended April 2, 2021 and March 31, 2020, respectively.

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

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During the course of its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at April 2, 2021 and December 31, 2020 was $0, respectively.

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

The following table summarizes the changes in the fair value of estimated contingent consideration:

Contingent consideration, as of December 31, 2020	$18,200
Additions for acquisitions	-
Adjustment to preliminary liability for changes in fair value	(4,400)
Reduction of liability for payment made	-
Total contingent consideration, as of April 2, 2021	13,800
Current portion of contingent consideration	(3,100)
Contingent consideration, less current portion	$10,700

The Company may at its discretion settle the contingent consideration with cash, common shares or a combination of cash and common shares.

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

However, the Company granted restricted stock units (“RSUs”) during the second quarter of 2020 as a means to reward and retain selected management personnel. Please refer to Note 10 – Equity Based Compensation for further information. An additional grant of RSUs was made to a member of the Company’s leadership team on December 31, 2020.

Equity compensation was $446 thousand and $9,845 thousand for the quarters ended April 2, 2021 and March 31, 2020, respectively.

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

The Preferred Units were redeemed in full at par without a premium on February 25, 2021.

Redeemable preferred stock, as of December 31, 2020	$151,391
Accrued paid in-kind dividends	1,718
Accretion of discount	3,077
Redemption	(156,186)
Redeemable preferred stock, as of April 2, 2021	$-

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

In September 2020, the Company acquired AltaVista Solutions (“Alta Vista”), a provider of testing and inspection services primarily to infrastructure clients. Alta Vista is headquartered in Oakland, California and has offices in California and New York. The purchase agreement called for the Company to pay Alta Vista up to $15.1 million in the form of cash and stock consideration. The Company issued 776,197 shares of Class B common stock to the former owners of Alta Vista, which represented $7.0 million of the total consideration paid. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

In November 2020, the Company acquired WesTest LLC (“WesTest”), a testing and engineering services provider with operations in Colorado and Wyoming. WesTest, headquartered in Lakewood, Colorado, received consideration of $4.1 million in the form of cash and stock consideration. The Company issued 285,115 shares of Class A common stock to the former owner of WesTest, which represented $1.6 million of the total consideration paid. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

Acquisition costs of approximately $0.7 million and $0.3 million have been expensed in the quarters ended April 2, 2021 and March 31, 2020, respectively, in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition:

	Long	Alta Vista*	WesTest*
Cash	$-	$314	$649
Accounts receivable	4,994	2,786	1,072
Unbilled receivable	-	4,258	-
Property and equipment	1,423	306	246
Other current and long-term assets	14	707	2
Intangible assets	7,290	4,957	1,459
Liabilities	(1,178)	(2,767)	(304)

Net assets acquired	$12,543	$10,561	$3,124

Consideration paid (cash and equity consideration)	$10,748	$15,098	$4,055
Contingent earnout liability at fair value (cash)	6,700	6,600	500

Total consideration	17,448	21,698	4,555

Excess consideration over the amounts assigned to the net assets acquired (goodwill)	$4,905	$11,137	$1,431

*The above purchase price allocation is tentative and preliminary and subject to further updates as we complete the purchase price allocation.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company depreciates its assets on a straight-line basis over the assets’ useful lives, which range from 3 to 10 years. Property and equipment consist of the following:

	April 2,	December 31,	Average
	2021	2020	Life
Furniture and fixtures	$3,546	$3,492	3-5 years
Equipment and vehicles	33,189	32,797	3-10 years
Computers	19,837	19,649	3 years
Leasehold improvements	5,600	5,548	3-5 years
Construction in Progress	133	130
Less: Accumulated depreciation and amortization	(48,722)	(47,482)
	$13,583	$14,134

Property and equipment under capital leases:

	April 2,	December 31,
	2021	2020
Computer equipment	$1,583	$1,578
Less accumulated depreciation	(1,143)	(1,021)
	$440	$557

Capital leases for computer equipment have an average lease term of five years with minimum lease payments as follows:

2021 (nine months remaining)	$273
2022	364
2023	280
2024	97
2025	18
Thereafter	-
$1,032

Depreciation expense was approximately $1.4 million and $1.4 million for the quarters ended April 2, 2021 and March 31, 2020, respectively.

NOTE 6 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows:

Balance as of December 31, 2020	$109,001
Acquisitions	-
Disposals	-
Measurement period adjustments	(4,203)
Balance as of April 2, 2021	$104,798

The Company did not recognize any impairments of goodwill in the quarters ended April 2, 2021 or March 31, 2020. The Company completed its valuation analysis for the contingent consideration related to the LONG acquisition during the quarter ended April 2, 2021 resulting in the adjustment of $4,203 noted above.

Intangible assets as of April 2, 2021 and December 31, 2020 consist of the following:

	April 2, 2021			December 31, 2020			Remaining
	Gross	Accumulated	Net book	Gross	Accumulated	Net book	useful life
	amount	amortization	value	amount	amortization	value	(in years)
Definite life intangible assets:
Customer relationships	$117,185	$(37,021)	$80,164	$117,185	$(34,214)	$82,971	7.2
Tradenames	21,761	(19,113)	2,648	21,761	(18,759)	3,002	2.1
Non-competes	600	(568)	32	600	(565)	35	0.7
Total intangibles	$139,546	$(56,702)	$82,844	$139,546	$(53,538)	$86,008

Amortization expense for the quarters ended April 2, 2021 and March 31, 2020 was $3.2 million and $3.6 million, respectively. Amortization of intangible assets for the next five years and thereafter is expected to be as follows:

2021 (nine months remaining)	$9,491
2022	12,285
2023	11,763
2024	11,221
2025	11,221
Thereafter	26,863
$82,844

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

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions in an aggregate principal amount of up to $75.0 million and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20,000,000 (the “Revolver”) pursuant to that certain Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances that certain Credit Agreement dated as of February 14, 2020 (as amended to date, the “Existing Credit Agreement”), with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

The Term Loan Agreement and ABL Revolver Agreement are collectively referred to as the “Atlas 2021 Credit Agreements” by the Company.

The initial Term Loan will mature on February 25, 2028 and the Revolver will mature on February 25, 2026.

Interest on any outstanding borrowings is payable monthly under the ABL Revolver Agreement, quarterly under the Term Loan Agreement or, in each case, at the end of the applicable interest period in arrears. The cash interest rates under the Term Loan Agreement will be equal to either (i) the Adjusted LIBO Rate (as defined in the Term Loan Agreement), plus 5.50%, or (ii) an Alternate Base Rate (as defined in the Term Loan Agreement), plus 4.50%. In addition, the term loan requires an additional 2.0% interest that can be made at the option of the Company in cash or payment-in-kind (PIK). The interest rates under the ABL Revolver Agreement will be equal to either (i) the Adjusted LIBO Rate (as defined in the ABL Revolver Agreement), plus 2.50%, or (ii) the ABR (as defined in the ABL Revolver Agreement), plus 1.50%.

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

The Company has been in compliance with the terms of the Atlas 2021 Credit Agreements and the Atlas Credit Agreement as of April 2, 2021 and December 31, 2020, respectively, and expects to continue to be in compliance for the foreseeable future.

Long-term debt consisted of the following:

	April 2, 2021	December 31, 2020
Atlas 2021 credit agreement - term loan	$432,000	$-
Atlas credit agreement - term loan	-	270,463
Atlas 2021 credit agreement – revolving	29,753	-
Atlas credit agreement – revolving	-	24,000
Atlas 2021 credit agreement – PIK	864	-
Subtotal	462,617	294,463

Less: Loan costs, net	(7,174)	(15,443)

Less current maturities of long-term debt	-	(14,050)

Long-term debt	$455,443	$264,970

Aggregate long-term principal payments subsequent to April 2, 2021, are as follows (amounts in thousands):

2021 (nine months remaining)	$-
2022	3,337
2023	4,488
2024	4,533
2025	4,578
Thereafter	445,681
$462,617

NOTE 8 - SHAREHOLDERS’ EQUITY

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

The following table summarizes the changes in the outstanding stock and warrants from the December 31, 2020 through April 2, 2021:

	Class A Common Stock	Class B Common Stock	Warrants	Private Placement Warrants
Beginning Balance, as of December 31, 2020	12,841,584	22,438,828	-	-
Issuances	-	-	-	-
Transfers to Class A from Class B	2,315,059	(2,315,059)	-	-
Shares Outstanding at April 2, 2021	15,156,643	20,123,769	-	-

Class A Common Stock –At April 2, 2021 and December 31, 2020, there were 15,156,643 and 12,841,584 shares of Class A common stock issued and outstanding, respectively. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At April 2, 2021 and December 31, 2020, there were 20,769,123 and 22,438,828 shares of Class B common stock issued and outstanding. respectively. Class B common stock was issued to the holders of Holdings Units in Atlas Intermediate in connection with the Atlas Business Combination and are non-economic but entitle the holder to one vote per share. The Company is not authorized to issue any shares of Class B common stock with a par value of $0.0001 per share to the general public but can issue additional shares of Class B common stock to Atlas acquisition targets as part of the consideration paid with the approval of the Company’s Board.

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

Private Placement Warrants – Upon closing of the Boxwood initial public offering, Boxwood Sponsor LLC (the “Sponsor”) purchased an aggregate of 3,750,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each Private Placement Warrant was exercisable for one share of Class A common stock at a price of $11.50. The Private Placement Warrants were identical to the Public Warrants discussed above, except (i) they would not be redeemable by the Company so long as they are held by the Sponsor and (ii) they may be exercisable by the holders on a cashless basis. Unlike the public warrants, the private placement warrants were determined to be a liability of the Company while outstanding. The impact of such liability was not material to the Company’s Consolidated Balance Sheet or Statement of Operations.

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

Non-controlling Interest

As of April 2, 2021 and December 31, 2020, the Company ownership and voting structure was comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 43.0% and 36.4%, respectively, in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 57.0% and 63.6% as of April 2, 2021 and December 31, 2020, respectively, of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

As holders of our Class B common stock transition to holders of Class A common stock, we adjust our additional paid in capital and non-controlling interest within our Consolidated Balance Sheet and the provision for non-controlling interest in our Consolidated Statement of Operations. Holders of Class B common stock may convert their shares to Class A common stock at their discretion as their contractual lock-ups expire after the Atlas Business Combination. See Note 16 – Subsequent Events for a description of conversions that have occurred subsequent to April 2, 2021.

NOTE 9 – LOSS PER SHARE

The Atlas Business Combination was structured as a reverse capitalization by which the Company issued stock for the net assets of Atlas Intermediate accompanied by a recapitalization. Earnings per share is calculated for the Company only for periods after the Atlas Business Combination due to the reverse recapitalization.

(Loss) per share was calculated as follows:

	Quarter Ended April 2, 2021	Closing Date Through March 31, 2020
Numerator:
Net (loss) post Atlas Business Combination	$(14,790)	$(2,522)
Provision for non-controlling interest	12,169	3,260
Redeemable preferred stock dividends	(5,899)	(2,244)
Net (loss) attributable to Class A common shares - basic and diluted	$(8,520)	$(1,506)

Denominator:
Weighted average shares outstanding - basic and diluted	14,256,484	5,767,342

Net (loss) per Class A common share, basic and diluted	$(0.60)	$(0.26)

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods:

	Quarter Ended April 2, 2021	Closing Date Through March 31, 2020
Warrants	-	20,000,000
Private placement warrants	-	3,750,000
Total	-	23,750,000

The Class B common shares are excluded as these shareholders do not share in the income of Atlas Technical Consultants, Inc. and represent a non-controlling interest in the results of Atlas Intermediate and its subsidiaries. The warrants and private placement warrants were exchanged for shares of Class A common stock in late 2020. Please refer “Note 8 – Shareholders’ Equity” for further information.

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

During the second quarter of 2020, the Company awarded 510,136 restricted share units (“RSUs”) to approximately ninety employees at a grant day fair market value of $8.95 per share. The Company estimates the fair value of the RSUs as the closing price of the Company’s Class A common stock on the grant date of the award, which is expensed over the applicable vesting period. The vesting period for these RSUs is equal annual tranches, pro-ratably over three years, and there is no performance requirement attached to the RSUs other than continued service to the Company.

On January 29, 2021, the Company granted to a member of its executive team 75,000 RSUs of the Company’s Class A common stock, par value $0.0001, retroactive to December 31, 2020. The value of these RSUs approximated $0.5 million and is set to cliff vest on the second anniversary of the grant date.

Equity compensation was $446 thousand and $9,845 thousand for the quarters ended April 2, 2021 and March 31, 2020, respectively.

NOTE 11 – RELATED-PARTY TRANSACTIONS

During the quarters ended April 2, 2021 and March 31, 2020, the Company leased office space at fiar value from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Statement of Operations in the amount of $156 thousand and $160 thousand for the quarters ended April 2, 2021 and March 31, 2020, respectively.

During the quarters ended April 2, 2021 and March 31, 2020, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $51 thousand and $53 thousand, respectively.

On February 3, 2020, the Company entered into a subscription agreement with SCST, Inc., a California corporation, pursuant to which it agreed to acquire 105,977 shares of Class A common stock (the “SCST Stock”), for an aggregate purchase price of $1.1 million, in a private placement not registered under the Securities Act, in reliance on the exemption from Registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The issuance of the SCST Stock was completed in connection with the Atlas Business Combination and served to settle the contingent consideration owed to them as of December 31, 2019.

On February 14, 2020, the Company entered into a non-interest bearing short-term loan with the former owners of Atlas Intermediate to purchase insurance contracts in the amount of $1.4 million. The loan was repaid prior to December 31, 2020.

NOTE 12 — EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board, make additional contributions to these plans. Total contributions related to these plans made by the Company in the quarters ended April 2, 2021 and March 31, 2020 were $1.8 and $1.3 million, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Future minimum payments under non-cancelable operating leases as of April 2, 2021 are as follows:

2021 (nine months remaining)	$11,720
2022	12,685
2023	9,975
2024	5,805
2025	3,143
Thereafter	3,162
$46,490

Rental expense associated with facility and equipment operating leases for the quarters ended April 2, 2021 and March 31, 2020 was $3.0 million and $3.1 million, respectively.

NOTE 14 – COVID-19 PANDEMIC

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

In connection with the CARES Act, we have opted to defer the deposit and payment of the employer’s share of Social Security taxes. Under the CARES Act, deferrals are currently allowed from March 27, 2020 through December 31, 2020. The Company has not received any other assistance under the CARES Act, nor does the Company expect to realize any other tax benefits from the program. As of April 2, 2021 and December 31, 2020, the Company has deferred payment of $8.1 million relating to its share of Social Security taxes and $4.0 million of this liability is recorded within other long-term liabilities on its Consolidated Balance Sheet. The remainder is recorded in Accrued Liabilities within the Company’s Consolidated Balance Sheet. The Company has not deferred any additional tax payments subsequent to December 31, 2020.

During the second quarter of 2020, we reduced our workforce through various actions. We routinely assess our staffing levels to make certain that we continue to appropriately service our clients and maintain shareholder value. As a safety focused organization, since the outbreak of COVID-19 and continuing throughout the remainder of 2020, we encouraged our employees to work from home wherever possible and to honor all shelter-in-place rules put forth by their state or local governments. As shelter-in-place rules have been lifted and vaccination efforts are rolled out to the general public, we have allowed our employees to return to our offices when it has been safe to do so and have begun to rehire additional staff.

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

We are in compliance with our debt covenants as of April 2, 2021 and we expect that we will continue to be for the foreseeable future.

NOTE 15 – INCOME TAXES

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

Our effective tax rate from continuing operations was (0.2%) and 0.0% for the quarters ending April 2, 2021 and March 31, 2020, respectively. Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pre-tax income from continuing operations and income tax expense is attributable to changes in our mix of pre-tax losses/earnings, the effect of non-controlling interest in income of consolidated subsidiaries, non-deductible transaction costs and changes in our valuation allowance.

The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, a valuation allowance has been recorded to reduce net deferred tax assets to an amount that management believes is more than likely not to be realized.

The Company had no unrecognized tax benefits as of April 2, 2021 or December 31, 2020. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties as of April 2, 2021 or December 31, 2020.

NOTE 16 – SUBSEQUENT EVENTS

AEL Acquisition

On February 26, 2021, the Company entered into a definitive agreement to acquire Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of New York, Inc. (collectively, “AEL”) for cash and an amount of equity consideration consisting of a number of shares of the Company’s Class A common stock equal to $7,750,000 divided by the arithmetic average of the daily VWAP of the Class A common stock for the 20 consecutive trading days immediately prior to the closing, subject to customary adjustments for levels of cash, indebtedness and net working capital (the “Equity Consideration”). The transaction closed April 14, 2021 and was subject to customary closing conditions. The Class A common stock was issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, which exempts transactions by an issuer not involving any public offering. The issuance of the Equity Consideration was not a public offering for purposes of Section 4(a)(2) because (i) the offering was made only to the sellers, (ii) the sellers were accredited investors and (iii) the manner of the issuance, including that the Company did not, and will not, engage in general solicitation or advertising with regard to the issuance of the Equity Consideration and did not, and will not, offer the Equity Consideration to the public in connection with the issuance. AEL is a materials testing and inspection firm based in Avenel, New Jersey, and provides steel, concrete, soil and other testing and inspection services to a diverse mix of public and private clients primarily in New York and New Jersey. AEL added approximately 290 professionals to the Company’s workforce and is expected to strengthen the Company’s materials testing and inspection services in the Northeast.

Reclass of Class B Common Stock to Class A Common Stock

Between April 3, 2021 and May 14, 2021, there have been 15,839,746 conversions of the Company’s Class B common stock, par value $0.0001, to the Company’s Class A common stock, par value $0.0001. This serves to reduce the participation of the Class B shareholders from 57.0% as of April 2, 2021 to 11.9% as of the date of this report. This will be treated as a reclass between Additional Paid in Capital and Non-controlling Interest in the amount of $73.5 million in our financial statements as of July 2, 2021.

Item 2.	Management’s Discussion and Analysis Of financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited financial statements and accompanying notes included herein. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements.

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

Company Overview

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

We act as a trusted advisor to our clients, helping our clients design, engineer, inspect, manage and maintain civil and commercial infrastructure, servicing the existing structures as well as helping to build new structures. However, we do not perform any construction, and do not take any direct construction risk or engage in any product manufacturing.

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

We have long-term relationships with a diverse set of clients, providing a base of repeating clients, projects and revenues. Approximately 90% of our revenues are derived from clients who have used our services at least twice in the past three years and more than 95% of our revenues are generated from client relationships longer than 10 years, with greater than 25% of revenues generated from relationships longer than 30 years. Examples of such long-term customers include the Texas and Georgia Departments of Transportation, U.S. Postal Service, Gwinnett County Georgia, New York City Housing Authority, Stanford University, Port of Oakland, United Rentals, Inc., Speedway, Walmart, Inc., and Apple Inc.

Our broad base of customers spans a diverse set of end markets including the transportation, commercial, water, government, education, industrial, healthcare and power sectors. Our customers include government agencies, quasi-public entities, schools, hospitals, utilities and airports, as well as private sector clients across many industries.

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes scientists, engineers, inspectors and other field experts. As of April 2, 2021, our technical staff represented approximately 80% of our approximately 3,300 employees.

Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of April 2, 2021, our contracted backlog was estimated to be approximately $689 million. See “—Backlog” below for additional information relating to our backlog.

COVID-19 Pandemic

See Note 14 to the consolidated financial statements for a discussion of the COVID-19 Pandemic.

Recent Accounting Pronouncements

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

Backlog

Effective for the quarter ended April 2, 2021, we define backlog to include the total estimated future revenue streams associated with fully executed contracts as well as an estimate of highly probable revenues from recurring, task order based contracts. As we integrate our acquisitions, we have standardized the backlog definition. Previously we defined backlog as fully awarded and contract work or revenue we expect to realize for work completed. Had we not refined our definition of backlog, our backlog as of April 2, 2021 would have been $640 million.

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

Net Income (loss) From Continuing Operations

Net income (loss) from continuing operations reflects our operating income after taking into account costs and expenses for a given period, while excluding any gain or loss from discontinued operations.

Provision for Non-controlling Interest

Our ownership and voting structure is comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 43.0% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 57.0% of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

On February 25, 2021, the Company, in its capacity as the managing member of Holdings, entered into Amendment No. 1 to the Holdings LLC Agreement to allow Holdings, at the direction of the Board, to redeem all of the Preferred Units at any time using the proceeds from the refinancing of the Atlas Credit Agreement and entry into the Atlas 2021 Credit Agreements.

On February 25, 2021, following the execution of Amendment No. 1 to the Holdings LLC Agreement, Holdings elected to redeem all of the 145,000 Preferred Units then outstanding and held by GSO AIV-2 for $1,084.96 per Preferred Unit for a total redemption price of $157.4 million which included dividends accrued for as of December 31, 2020 (the “Redemption”). Following the Redemption, (i) the Preferred Units are no longer deemed outstanding, (ii) all dividends on the Preferred Units ceased to accrue, and (iii) all rights of the holders thereof as holders of Preferred Units ceased and terminated, except for the right to receive payment under the Redemption.

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

Financial Overview

We had a successful first quarter in 2021 with strong execution from operations, good bookings of new work that gives us a record backlog entering the second quarter of 2021, a new capital structure from the recapitalization of our balance sheet, and the announcement of a definitive agreement to acquire Atlantic Engineering Laboratories of NY, Inc., which subsequently closed in April 2021. Our focus on providing environmental and other professional services without undertaking direct construction risk or having the carbon footprint of a manufacturing entity provides a growing platform for us to assist our clients in addressing their ongoing ESG objectives. During the first quarter of 2021, we were awarded several environmental remediation related contracts, a trend along with our infrastructure work that we expect to continue through 2021 and beyond.

The first quarter of 2021 financial results reflect $17.1 million in charges relating to transaction costs and the write-off of $15.2 million in deferred financing costs that were incurred in 2020 as part of our previous capital structure.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated.

	For the quarters ended
	April 2, 2021	March 31, 2020
Revenues	$123,269	$109,302

Cost of revenues	(64,628)	(58,898)
Operating expenses	(50,345)	(68,333)

Operating income (loss)	8,296	(17,929)

Interest expense	(23,042)	(5,640)

(Loss) before income taxes	(14,746)	(23,569)
Income tax expense	(44)	-

Net (loss)	(14,790)	(23,569)

Provision for non-controlling interest	12,169	3,260

Redeemable preferred stock dividends	(5,899)	(2,244)

Net (loss) attributable to Class A common stock shareholders/members	$(8,520)	$(22,553)

(Loss) Per Class A Common Share	$(0.60)	$(0.26)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	14,256,484	5,767,342

Comparison of the quarter ended April 2, 2021 to the quarter ended March 31, 2020:

Revenue

Revenue for the quarter ended April 2, 2021 increased $14.0 million, or 13%, to $123.3 million as compared to $109.3 million for the quarter ended March 31, 2020.

The increase in revenue for the quarter ended April 2, 2021 was primarily attributable to our acquisitions made during 2020 in the amount of $10.0 million. The remainder was due to continued growth in our existing platform with the continued infrastructure and environmental spend by our clients as well as we are increasingly able to self-perform higher levels of work as a result of cross selling of our wider array of services. We earn a higher amount of margin on self-performed work than that performed by our subcontractors. Our revenues were negatively impacted during the quarter as a result of the winter storms in Texas.

Cost of Revenue

Cost of revenue for the quarter ended April 2, 2021 increased $5.7 million, or 10%, to $64.6 million as compared to $58.9 million for the quarter ended March 31, 2020. The increase in cost of revenues was due solely to the increase in revenues.

For the quarter ended April 2, 2021, cost of revenue, as a percentage of revenue, decreased to 52.4% from 53.9% for the quarter ended March 31, 2020. This decrease is due to reduced reliance on subcontractors and outside vendors to perform work on our client’s behalf.

Operating Expense

Operating expense for the quarter ended April 2, 2021 decreased $18.0 million, or 26%, to $50.3 million as compared to $68.3 million for the corresponding prior year period. For the quarter ended April 2, 2021, operating expense, as a percentage of revenue, decreased to 40.8% from 62.5% for the quarter ended March 31, 2020.

The decrease in operating expense for the quarter ended April 2, 2021 was primarily attributable to the consummation of the Atlas Business Combination in the quarter ended March 31, 2020 as the Company expensed $7.0 million of acquisition related costs associated with the Atlas Business Combination and $12.0 million of costs incurred with change of control provisions contained within employment agreements and our former Management Incentive Plan. If we were to exclude the costs associated with Atlas Business Combination, operating expenses as a percentage of revenues would have been 45.1% for the quarter ended March 31, 2020 which is fairly comparable with the 40.8% for the quarter ended April 2, 2021.

Interest Expense

Interest expense for the quarter ended April 2, 2021 increased $17.4 million or 309%, to $23.0 million as compared to $5.6 million for the quarter ended March 31, 2020. The primary reason for the increase was due to the write off of deferred loan acquisition costs previously paid in 2020 in connection with the Boxwood Merger in the amount of $15.2 million in the quarter ended April 2, 2021 in comparison to a $1.7 million write-off during the quarter ended March 31, 2020. These write-offs were a result of the repayment of the underlying credit agreements during their respective quarters.

Interest expense also increased for the quarter ended April 2, 2021 due to higher interest rates and borrowing levels relating to the redemption of the Preferred Units. As the Preferred Units were redeemed, we will no longer record dividends for the remainder of the year but will experience an increase in interest expense with the balance of the new term loan increased with the new credit facilities entered into in February 2021.

Income Tax Expense

Income tax expense for the quarter ended April 2, 2021 was $0.0 million compared to income tax expense of $0.0 million for the quarter ended March 31, 2020.

Provision for Non-controlling Interest

The provision for non-controlling interest for the quarter ended April 2, 2021 increased by $9.3 million or 287%, to $12.6 million from $3.3 million for the quarter ended March 31, 2020. This increase is due to the fact that the provision was for a full quarter in 2021 versus partial quarter in 2020. The provision started in the quarter ended March 31, 2020 for the results of operations subsequent to the Atlas Business Combination.

Additionally, the Company incurred higher interest expense and redeemable preferred dividends in the quarter ended April 2, 2021 in connection with the Company’s recapitalization of the Atlas Credit Agreement and redeemable preferred stock into the 2021 Atlas Credit Agreement.

Redeemable Preferred Stock Dividends

Redeemable preferred stock dividends for the quarter ended April 2, 2021 increased by $3.7 million or 163%, to $5.9 million from $2.2 million for the quarter ended March 31, 2020. This increase was due to the acceleration of discount accretion in the amount of $3.1 million that was a result of our decision to redeem the Preferred Units in full prior to their original anticipated maturity.

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

	For the quarters ended
	April 2, 2021	March 31, 2020
	(in millions)
Net (loss) income	$(14.8)	$(23.6)
Interest (1)	23.0	5.6
Taxes	-	-
Depreciation and amortization	4.6	5.0
EBITDA	12.8	(13.0)

EBITDA for acquired business prior to acquisition date(2)	-	0.8
One-time legal/transaction costs(3)	0.4	10.7
Other non-recurring expenses(4)	0.9	3.9
Non-cash equity compensation(5)	0.4	10.5

Adjusted EBITDA	$14.5	$12.9

(1)	Includes $15.2 million write-off of deferred financing costs related to debt extinguishment.
(2)	Includes the EBITDA of LONG (which we acquired in February 2020) for the period January 1, 2020 through the date of the respective acquisition.
(3)	Includes professional service-related service fees such as legal, accounting, tax, valuation and other consulting relating to the Atlas Business Combination.
(4)	Includes acquisition related professional fees and board of directors fees not accounted for in Note (2) above.
(5)	Includes the amortization of the restricted share units (RSUs).

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

We continue to assess our business operations and the impact that COVID-19 may have on our financial results and liquidity. Due to the effect of the COVID-19 pandemic and related project delays, during fiscal year 2020 we experienced a reduction in revenues and our cash flows in comparison to the previous comparable period. We will continue to monitor our capital requirements to ensure our needs are in line with available capital resources and we will continue to monitor the impact of COVID-19 on our liquidity. As of April 2, 2021, we had total liquidity of $26.6 million.

Other than the impact on cash flows from operations relating to the decrease in revenues relating to COVID-19, we have not experienced other liquidity decreases.

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	For the quarters ended
	April 2, 2021	March 31, 2020
	($ in thousands)
Net cash provided by (used in) operating activities	$693	$(12,572)
Net cash used in investing activities	(788)	(11,580)
Net cash provided by financing activities	2,360	22,891
Net increase/(decrease) in cash and cash equivalents	$2,265	$(1,261)

Comparison of the three months ended April 2, 2021 to the three months ended March 31, 2020

Cash and Cash Equivalents.

At April 2, 2021 and March 31, 2020 we had $16.3 million and $18.9 million of cash and cash equivalents, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection engineering and consulting services.

Net cash provided by operating activities was $0.7 million for the quarter ended April 2, 2021, compared to net cash used of ($12.6) million for the quarter ended March 31, 2020. The increase of $13.3 million was primarily due to an increase in the prior year quarter in unbilled receivables in the amount of ($6.6) million relating to a system conversion in one of our operating companies and the payment of ($6.8) million accounts payable and accrued expenses mainly relating to costs associated with the Atlas Business Combination. We did not have either of those situations recur in the quarter ended April 2, 2021.

Investing Activities

Net cash used in investing activities was ($0.8) million for the quarter ended April 2, 2021, compared to ($11.6) million for the quarter ended March 31, 2020. The $10.8 million reduction in cash used was related to our acquisition of LONG in February 2020.

Financing Activities

Net cash provided by financing activities was $2.4 million for the quarter ended April 2, 2021, compared $22.9 million for the quarter ended March 31, 2020. The $20.5 million decrease to net cash provided by financing activities was due to the fact that in the quarter ended March 31, 2020, the Atlas Business Combination provided $10.2 million of Class A common stock proceeds and the Atlas Credit Agreement provided $10.5 million for the acquisition of LONG.

Working Capital

Working capital, or current assets less current liabilities, increased $13.2 million, or 13%, to $113.0 million at April 2, 2021 from $99.8 million at March 31, 2020. This increase in working capital resulted from the payoff of the Atlas Credit Agreement which, had $14.1 million of debt designated as current as of March 31, 2020. The 2021 Atlas Credit Agreement does not require a payment to be made within the next twelve months and as such is classified solely as a non-current liability.

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

The initial 2021 Term Loan will mature on February 25, 2028 and the 2021 Revolver will mature on February 25, 2026.

Interest on any outstanding borrowings is payable monthly under the 2021 ABL Revolver Agreement, quarterly under the 2021 Term Loan Agreement or, in each case, at the end of the applicable interest period in arrears. The cash interest rates under the 2021 Term Loan Agreement will be equal to either (i) the Adjusted LIBO Rate (as defined in the 2021 Term Loan Agreement), plus 5.50%, or (ii) an Alternate Base Rate (as defined in the 2021 Term Loan Agreement), plus 4.50%. In addition, the term loan requires an additional 2.0% interest that can be made at the option of the Company in cash or payment-in-kind (PIK). The interest rates under the 2021 ABL Revolver Agreement will be equal to either (i) the Adjusted LIBO Rate (as defined in the 2021 ABL Revolver Agreement), plus 2.50%, or (ii) the ABR (as defined in the 2021 ABL Revolver Agreement), plus 1.50%.

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

The Company has been in compliance with the terms of the Atlas 2021 Credit Agreement and Atlas Credit Agreement as of April 2, 2021 and December 31, 2020, respectively.

Our debt balances are summarized as follows:

	April 2, 2021	December 31, 2020
	(in thousands)
Atlas 2021 credit agreement	$462,617	$-
Atlas credit agreement		294,463
Subtotal	462,617	294,463
Less: Loan costs, net	(7,174)	(15,443)
Less current maturities of long-term debt	-	(14,050)
Long-term debt	$455,443	$264,970

The following table presents, in millions, scheduled maturities of the Company’s debt as of April 2, 2021:

2021 (nine months remaining)	$ -
2022	3.3
2023	4.5
2024	4.5
2025	4.6
Thereafter	445.7
$462.6

Effective Interest Rate

Our average effective interest rate on our total debt, exclusive of redeemable preferred stock, during the quarters ended April 2, 2021 and March 31, 2020 was 7.7% and 6.3%, respectively.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated statements for the quarters ended April 2, 2021 and March 31, 2020 was $23.0 million (which included $15.2 million non-cash write-off of deferred financing costs) and $5.6 million, respectively.

Other Commitments and Contingencies

In connection with our acquisitions during the year ended December 31, 2020, we may be required to pay earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisition. We have currently accrued $3.1 million and $10.7 million as the fair value of that liability within other current and other long-term liabilities, respectively, within our Consolidated Balance Sheet at April 2, 2021, which is temporary and subject to finalization.

In November 2020, we entered into a financing arrangement of our business-related insurance policies and the amount remaining is $4.4 million as of April 2, 2021.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due, in millions, as of April 2, 2021 are as follows:

2021 (nine months remaining)	$11.7
2022	12.7
2023	10.0
2024	5.8
2025	3.1
Thereafter	3.2
$46.5

During 2020, the Company entered into an agreement with its fleet management company pursuant to which it would receive rebates of $1.3 million to be repaid over three years at an interest rate of 2.85% per annum. The rebates were secured by title to selected vehicles within the Company’s owned fleet of vehicles in Georgia and California.

Remaining payments are as follows:

2021 (nine months remaining)	$0.3
2022	0.4
2023	0.2
$0.9

Off-Balance Sheet Arrangements

As of April 2, 2021, we had no material off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of April 2, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

During the quarter ended April 2, 2021, there have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
2.1	Unit Purchase Agreement, dated August 12, 2019, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
3.2	Second Amended and Restated Bylaws of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
4.1	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.3	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 21, 2018).

Exhibit Number	Description
4.4	Amendment No. 1 to Warrant Agreement, dated as of November 17, 2020, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2020).
10.1*†	Form of RSU Award Agreement (Current Executive).
10.2*†	Form of RSU Award Agreement (Future Executive).
10.3*†	Form of PSU Award Agreement (Employee).
10.4*†	Form of PSU Award Agreement (Executive).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed Herewith
†	Management contract and compensatory arrangement in which any director or named executive officer participates

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of May, 2020.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ David D. Quinn, Sr.
Name:	David D. Quinn, Sr.
Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)