Form 10-Q
period 2021-07-02
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2021-08-16
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2021

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

As of August 13, 2021, 32,771,774 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,201,539 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

ATLAS TECHNICAL CONSULTANTS, INC.

Form 10-Q

For the Quarter and Year to Date Ended July 2, 2021

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	July 2,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and equivalents	$11,806	$14,062
Accounts receivable, net	99,620	99,822
Unbilled receivables, net	46,860	38,350
Prepaid expenses	7,451	5,874
Other current assets	3,016	4,557

Total current assets	168,753	162,665

Property and equipment, net	13,304	14,134
Intangible assets, net	115,823	86,008
Goodwill	112,155	109,001
Other long-term assets	4,602	4,254

TOTAL ASSETS	$414,637	$376,062

LIABILITIES, REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL
Current liabilities:
Trade accounts payable	$30,506	$28,456
Accrued liabilities	14,574	15,011
Current maturities of long-term debt	-	14,050
Other current liabilities	16,186	12,036

Total current liabilities	61,266	69,553

Long-term debt, net of current maturities and loan costs	479,603	264,970
Other long-term liabilities	16,909	24,296

Total liabilities	557,778	358,819

COMMITMENTS AND CONTINGENCIES (NOTE 13)

Redeemable preferred stock	-	151,391

Members’ Capital	-	-
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 32,738,990 shares issued and outstanding at July 2, 2021	3	1
Class B common stock, $0.0001 par value, 4,234,323 shares authorized, 4,234,323 shares issued and outstanding at July 2, 2021	-	2
Additional paid in capital	(103,211)	(37,382)
Non-controlling interest	(21,044)	(90,566)
Retained (deficit)	(18,889)	(6,203)

Total shareholders’ equity/members’ capital	(143,141)	(134,148)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK. SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL	$414,637	$376,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended,
	July 2, 2021	June 30, 2020	July 2, 2021	June 30, 2020

Revenues	$131,562	$112,715	$254,831	$222,017

Cost of revenues	(68,349)	(58,714)	(132,977)	(117,612)
Operating expenses	(57,551)	(45,358)	(107,896)	(113,691)

Operating income (loss)	5,662	8,643	13,958	(9,286)

Interest expense	(10,258)	(6,398)	(33,300)	(12,038)

(Loss) income before income taxes	(4,596)	2,245	(19,342)	(21,324)
Income tax expense	(187)	-	(232)	-

Net (loss) income	(4,783)	2,245	(19,574)	(21,324)

Provision for non-controlling interest	617	1,881	12,786	5,141

Redeemable preferred stock dividends	-	(4,533)	(5,899)	(6,777)

Net (loss) attributable to Class A common stock shareholders/members	$(4,166)	$(407)	$(12,687)	$(22,960)

(Loss) Per Class A Common Share	$(0.14)	(0.07)	$(0.57)	$(0.33)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	30,633,366	5,767,342	22,400,179	5,767,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended
	July 2, 2021	June 30, 2020
Cash flows from operating activities:
Net (loss)	$(19,574)	$(21,324)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,499	10,327
Equity based compensation expense	1,251	10,035
Interest expense, paid in kind	3,153	-
Gain on sale of property and equipment	(1)	(1)
Write-off of deferred financing costs related to debt extinguishment	15,197	1,712
Amortization of deferred financing costs	644	984
Provision for bad debts	(511)	1,465
Changes in assets & liabilities:
Decrease in accounts receivable and unbilled receivable	2,724	1,060
(Increase) decrease in prepaid expenses	(2,416)	1,166
Decrease (increase) in other current assets	1,586	(224)
Increase (decrease) in trade accounts payable	1,680	(10,142)
(Decrease) in accrued liabilities	(5,252)	(947)
(Decrease) in other current and long-term liabilities	(180)	(352)
(Increase) in other long-term assets	(344)	(9)

Net cash provided by (used in) operating activities	8,456	(6,250)

Cash flows from investing activities:
Purchases of property and equipment	(1,447)	(2,133)
Proceeds from disposal of property and equipment	1	-
Purchase of business, net of cash acquired	(30,999)	(10,748)

Net cash (used in) investing activities	(32,445)	(12,881)

Cash flows from financing activities:
Proceeds from issuance of debt	496,754	320,000
Payment of loan acquisition costs	(8,543)	(17,506)
Repayments of debt	(294,463)	(189,657)
Net payments on revolving line of credit	(12,159)	-
Proceeds from issuance of redeemable preferred stock	-	141,840
Repayment of redeemable preferred stock	(156,186)	-
Payments of redeemable preferred stock dividends	(1,185)	(931)
Issuance of common stock	-	10,229
Member distributions	-	(21,830)
Distributions to non-controlling interests	(779)	-
Payment to shareholders associated with Atlas Business Combination	-	(226,318)
Payment of contingent earn-out	(1,706)	-
Net cash provided by financing activities	21,733	15,827

Net change in cash and equivalents	(2,256)	(3,304)

Cash and equivalents - beginning of period	14,062	20,185

Cash and equivalents - end of period	$11,806	$16,881

Supplemental information:
Cash paid during the period for:
Interest	$13,830	$9,009
Taxes	232	-

Capital assets financed	165	94
Contingent consideration share settled	2,000	1,060
Dividends due on redeemable preferred stock	-	1,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Members'	Non- Controlling	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Capital	Interests	Earnings	Equity

Balance at December 31, 2019						$127,443			$127,443
Member distributions						(21,830)			(21,830)
Equity based compensation						9,845			9,845
Net (loss) prior to Atlas Business Combination						(21,047)			(21,047)
Recapitalization in connection with Atlas Business Combination	5,767	1	23,974	2	(23,632)	(94,411)	(96,990)		(215,030)
Net (loss) post Atlas Business Combination							(1,451)	(1,071)	(2,522)
Dividends on redeemable preferred stock							(1,809)	(435)	(2,244)
Balance at March 31, 2020	5,767	1	23,974	2	(23,632)	-	(100,250)	(1,506)	(125,385)
Equity based compensation					190				190
Net income							1,773	472	2,245
Dividends on redeemable preferred stock							(3,654)	(879)	(4,533)
Balance at June 30, 2020	5,767	$1	23,974	$2	$(23,442)	-	$(102,131)	$(1,913)	$(127,483)

Balance at December 31, 2020	12,842	$1	22,439	$2	$(37,382)	-	$(90,566)	$(6,203)	$(134,148)
Equity based compensation					446				446
Conversion of shares	2,315	1	(2,315)	-	(9,344)		9,344		1
Net (loss)							(8,654)	(6,136)	(14,790)
Dividends on redeemable preferred stock							(3,515)	(2,384)	(5,899)
Balance at April 2, 2021	15,157	$2	20,124	$2	$(46,280)	-	(93,391)	(14,723)	(154,390)

Distributions to non-controlling interests							(779)		(779)
Equity based compensation					805				805
Conversion of shares	15,889	1	(15,889)	(2)	(73,743)		73,743		(1)
Net (loss)							(617)	(4,166)	(4,783)
Issuance of shares	1,693	-			16,007				16,007
Balance at July 2, 2021	32,739	$3	4,235	$-	$(103,211)	-	$(21,044)	$(18,889)	$(143,141)

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

The Company has approximately 145 offices in 41 states, employs approximately 3,600 employees and is headquartered in Austin, Texas.

The Company provides public and private sector clients with comprehensive support in managing infrastructure improvement and environmental programs including testing, inspection & certification (TIC) services, complete array of environmental (ENV) services, program/construction/quality management (PCQM) services, as well as engineering & design (E&D) services.

Services are provided throughout the United States and its territories to a broad base of clients, with no single client representing 10% or more of our revenues for either the three or six months ended July 2, 2021 or June 30, 2020. Services are rendered primarily on a time and materials and cost-plus basis with approximately 90% of our contracts on that basis and the remainder represented by firm fixed price contracts.

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

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. This reclassification did not have any impact to our reported net income or cash flows for the three or six months ended June 30, 2020.

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

On January 4, 2021 the Company’s Board voted unanimously to change the Company’s fiscal year end from December 31 to a 52 or 53 week fiscal year ending on the Friday closest to December 31, effective as of the commencement of the Company’s fiscal year beginning January 1, 2021. Unlike prior years, the Company’s fiscal year can now end subsequent to December 31 if that is the Friday closest to the end of the calendar year. Beginning with the first quarter of 2021, Atlas and its operating companies closed their quarterly books on the Fridays closest to March 31, June 30, and September 30, respectively, and will close its fiscal year on the Friday closest to December 31. Had the Company made the change in 2020, the effect on the Company’s Consolidated Statement of Operations would have been immaterial, however, we would have reported additional debt repayments, interest payments and preferred stock dividends in the amount of $7.5 million in the six months ended July 2, 2021. These payments were made at the end of the calendar year ended December 31, 2020 and were appropriately reflected in the financial statements as of and for the year ended December 31, 2020.

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

As of July 2, 2021 and December 31, 2020, the allowance for trade accounts receivable was $2.5 million and $2.2 million, respectively, while the allowance for unbilled receivables was $0.5 million and $0.4 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

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

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. There were no impairment charges during the three or six months ended July 2, 2021 and June 30, 2020.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through the discounted cash flow method. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the three or six months ended July 2, 2021 and June 30, 2020.

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

The Company earned approximately 90% of its revenues under T&M contracts during the three and six months ended July 2, 2021 and June 30, 2020, respectively.

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

As of July 2, 2021 and December 31, 2020, we had $751 million and $628 million of remaining performance obligations, or backlog, respectively, of which $451 million and $377 million, respectively, or 60% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). Billed and unbilled receivables are reflected on the face of the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date and is reported within “other current liabilities” on the Consolidated Balance Sheet. This liability was $0 as of July 2, 2021 and December 31, 2020. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $0 and $32 thousand for the three months ended July 2, 2021 and June 30, 2020, respectively, and $0 and $64 thousand for the six months ended July 2, 2021 and June 30, 2020, respectively.

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

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During the course of its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at July 2, 2021 and December 31, 2020 was $0, respectively.

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

Cash Flows

The Company has presented its cash flows using the indirect method and considers all highly liquid investments with original maturities of three months or less at acquisition to be cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance limit.

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

The following table summarizes the changes in the fair value of estimated contingent consideration:

Contingent consideration, as of December 31, 2020	$18,200
Additions for acquisitions	9,993
Adjustment to liability for changes in fair value	(6,538)
Reduction of liability for payment made	(3,706)
Total contingent consideration, as of July 2, 2021	17,949
Current portion of contingent consideration	(8,378)
Contingent consideration, less current portion	$9,571

The Company may at its discretion settle the contingent consideration with cash, common shares or a combination of cash and common shares. During the three months ended July 2, 2021, we settled a portion of the $3.7 million payment with 192,090 shares of Class A common stock.

The Company incurred a non-cash charge of $2.8 million during the three months ended July 2, 2021 to reflect the change in fair value of the contingent consideration liability relating to an acquisition that had finalized its purchase price allocation.

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

The Company granted restricted stock units (“RSUs”) during the second quarters of 2021 and 2020 as a means to reward and retain selected management personnel. Please refer to Note 10 – Equity Based Compensation for further information.

An additional grant of RSUs was made to a member of the Company’s leadership team on December 31, 2020.

During the second quarter of 2021, the Company granted certain members of its leadership team performance share units (“PSUs”) with both performance and market conditions that may affect the ultimate vesting of shares and also granted to its Board of Directors RSUs during the first quarter of 2021.

Equity compensation was $805 thousand and $190 thousand for the three months ended July 2, 2021 and June 30, 2020, respectively, and $1,251 thousand and $10,035 thousand for the six months ended July 2, 2021 and June 30, 2020, respectively.

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

The Preferred Units were redeemed in full at par without a premium on February 25, 2021.

Redeemable preferred stock, as of December 31, 2020	$151,391
Accrued paid in-kind dividends	1,718
Accretion of discount	3,077
Redemption	(156,186)
Redeemable preferred stock, as of July 2, 2021	$-

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

On April 14, 2021, the Company acquired Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of New York, Inc. (collectively, “AEL”) for cash and an amount of equity consideration totalling $24.5 million. The Company issued 738,566 shares of Class A common stock to the former owner of AEL, which represented $7.5 million of the total consideration paid. AEL is a materials testing and inspection firm based in Avenel, New Jersey, and provides steel, concrete, soil and other testing and inspection services to a diverse mix of public and private clients primarily in New York and New Jersey. AEL added approximately 290 professionals to the Company’s workforce and is expected to strengthen the Company’s materials testing and inspection services in the Northeast. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

On July 1, 2021, the Company acquired O’Neill Services Group (“O’Neill), a quality assurance and environmental services firm that services clients throughout the Pacific Northwest. O’Neill, headquartered in Redmond, Washington, employs 90 people and received $24.4 million in the form of cash and stock consideration. The Company issued 653,728 shares of Class A common stock which represented $6.5 million of the total consideration received. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

Acquisition costs of approximately $0.7 million and $0.3 million have been expensed in the three months ended July 2, 2021 and June 30, 2020, respectively, and $1.4 million and $0.6 million for the six months ended July 2, 2021 and June 30, 2020, respectively, in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition:

	LONG	Alta Vista*	WesTest*	AEL*	O'Neill*
Cash	$-	$314	$649	2,354	1,608
Accounts receivable	4,994	2,786	1,072	6,026	4,201
Unbilled receivable	-	4,258	-	1,094	-
Property and equipment	1,423	306	246	52	349
Other current and long-term assets	14	707	2	130	-
Intangible assets	7,290	4,957	1,459	13,816	22,735
Liabilities	(1,178)	(2,767)	(304)	(3,066)	(1,555)

Net assets acquired	$12,543	$10,561	$3,124	20,406	27,338

Consideration paid (cash and equity consideration)	$10,748	$15,098	$4,055	$24,502	$24,369
Contingent earnout liability at fair value (cash)	6,700	1,904	234	5,596	4,397

Total consideration	17,448	17,002	4,289	30,098	28,766

Excess consideration over the amounts assigned to the net assets acquired (goodwill)	$4,905	$6,441	$1,165	$9,692	$1,428

*The above purchase price allocation is tentative and preliminary and subject to further updates as we complete the purchase price allocation.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company depreciates its assets on a straight-line basis over the assets’ useful lives, which range from 3 to 10 years. Property and equipment consist of the following:

	July 2,	December 31,	Average
	2021	2020	life

Furniture and fixtures	$3,869	$3,492	3-5 years
Equipment and vehicles	38,525	32,797	3-10 years
Computers	20,050	19,649	3 years
Leasehold improvements	5,696	5,548	3-5 years
Construction in progress	150	130
Less: Accumulated depreciation and amortization	(54,986)	(47,482)

	$13,304	$14,134

Property and equipment under capital leases:

	July 2,	December 31,
	2021	2020

Computer equipment	$1,583	$1,578
Less accumulated depreciation	(1,277)	(1,021)
	$306	$557

Capital leases for computer equipment have an average lease term of five years with minimum lease payments as follows:

2021 (six months remaining)	$183
2022	365
2023	281
2024	99
2025	19
Thereafter	-
$947

Depreciation expense was approximately $1.5 and $1.5 million for the three months ended July 2, 2021 and June 30, 2020, respectively and $2.9 and $2.9 million for the six months ended July 2, 2021 and June 30, 2020, respectively.

NOTE 6 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows:

Balance as of December 31, 2020	$109,001
Acquisitions	11,120
Disposals	-
Measurement period adjustments	(7,966)
Balance as of July 2, 2021	$112,155

The Company did not recognize any impairments of goodwill in the three or six months ended July 2, 2021 or June 30, 2020. The Company completed its valuation analysis for the contingent consideration related to the LONG acquisition during the quarter ended April 2, 2021 resulting in an adjustment that is included in the measurement period adjustments noted above.

Intangible assets as of July 2, 2021 and December 31, 2020 consist of the following:

	July 2, 2021			December 31, 2020			Remaining
	Gross	Accumulated	Net book	Gross	Accumulated	Net book	useful life
	amount	amortization	value	amount	amortization	value	(in years)
Definite life intangible assets:
Customer relationships	$149,917	$(40,062)	$109,855	$117,185	$(34,214)	$82,971	11.0
Tradenames	25,580	(19,638)	5,942	21,761	(18,759)	3,002	2.5
Non-competes	600	(574)	26	600	(565)	35	0.4
Total intangibles	$176,097	$(60,274)	$115,823	$139,546	$(53,538)	$86,008

Amortization expense was $3.6 million and $3.8 million for the three months ended July 2, 2021 and June 30, 2020 respectively, and $ 6.7 million and $7.5 million for the six months ended July 2, 2021 and June 30, 2020, respectively.

Amortization of intangible assets for the next five years and thereafter is expected to be as follows:

2021 (six months remaining)	$7,954
2022	16,831
2023	16,309
2024	15,069
2025	14,494
Thereafter	45,166
$115,823

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

The Atlas Credit Facility was secured by assets of Atlas Intermediate. The Atlas Credit Facility required quarterly principal payments of $2.719 million through March 31, 2023, and then $3.625 million until the final maturity in March 2024, and bore interest at an annual rate of LIBOR plus a margin ranging from 275 to 425 basis points determined by the Company’s Consolidated Leverage Ratio, as defined in the Atlas Credit Facility. For the interest payment made in the quarter ended December 31, 2019, the applicable margin was 375 basis points and the total interest rate was 5.50%.

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

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions in an aggregate principal amount of up to $75.0 million and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20,000,000 (the “Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances the Atlas Credit Agreement dated as of February 14, 2020, with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

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

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of July 2, 2021 and December 31, 2020, respectively.

Long-term debt consisted of the following:

	July 2, 2021	December 31, 2020
Atlas 2021 credit agreement - term loan	$467,000	$-
Atlas credit agreement - term loan	-	270,463
Atlas 2021 credit agreement – revolving	17,594	-
Atlas credit agreement – revolving	-	24,000
Atlas 2021 credit agreement – PIK	3,154	-
Subtotal	487,748	294,463

Less: Loan costs, net	(8,145)	(15,443)

Less current maturities of long-term debt	-	(14,050)

Long-term debt	$479,603	$264,970

The Company in conjunction with the refinancing of the Atlas Credit Agreement on February 25, 2021 wrote off $15.2 million of deferred loan acquisition costs that were attributable to the agreement. The costs deferred as of July 2, 2021 relate to cost incurred with the Atlas 2021 Credit Agreement.

Aggregate long-term principal payments subsequent to July 2, 2021, are as follows (amounts in thousands):

2021 (six months remaining)	$-
2022	3,605
2023	4,849
2024	4,897
2025	4,946
Thereafter	469,451
$487,748

The 2021 Atlas Credit agreement requires annual amortization of principal and interest paid in kind amounts of 1% or 2.5% depending on certain ratios. The Company is currently within the ratio that requires 1% annual amortization. Principal repayments commence during the Company’s second quarter 2022.

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

The following table summarizes the changes in the outstanding stock and warrants from the December 31, 2020 through July 2, 2021:

	Class A Common Stock	Class B Common Stock	Warrants	Private Placement Warrants
Beginning Balance, as of December 31, 2020	12,841,584	22,438,828	-	-
Issuances	1,692,901	-	-	-
Transfers to Class A from Class B	18,204,505	(18,204,505)	-	-
Shares Outstanding at July 2, 2021	32,738,990	4,234,323	-	-

Class A Common Stock –At July 2, 2021 and December 31, 2020, there were 32,738,990 and 12,841,584 shares of Class A common stock issued and outstanding, respectively. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At July 2, 2021 and December 31, 2020, there were 4,234,323 and 22,438,828 shares of Class B common stock issued and outstanding, respectively. Class B common stock was issued to the holders of Holdings Units in Atlas Intermediate in connection with the Atlas Business Combination and are non-economic but entitle the holder to one vote per share. The Company is not authorized to issue any shares of Class B common stock with a par value of $0.0001 per share to the general public but can issue additional shares of Class B common stock to Atlas acquisition targets as part of the consideration paid with the approval of the Company’s Board.

Public Warrants – In November 2018, the Company consummated its initial public offering of units, each consisting of one share of Class A common stock and one warrant (each a “Public Warrant”). At the commencement of the Atlas Business Combination, there were 20,000,000 Public Warrants outstanding. Each Public Warrant entitled the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Public Warrants were set to expire five years after the closing of the Atlas Business Combination or earlier upon redemption or liquidation. The Company had the ability to call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant with not less than 30 days’ notice provided to the Public Warrant holders. However, this redemption right could only be exercised if the last sale price of the Class A common stock equaled or exceeded $18.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption to the Public Warrant holders.

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

Private Placement Warrants – Upon closing of the Boxwood initial public offering, Boxwood Sponsor LLC (the “Sponsor”) purchased an aggregate of 3,750,000 warrants at a price of $1.00 per warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each Private Placement Warrant was exercisable for one share of Class A common stock at a price of $11.50. The Private Placement Warrants were identical to the Public Warrants discussed above, except (i) they would not be redeemable by the Company so long as they were held by the Sponsor and (ii) they were exercisable by the holders on a cashless basis. Unlike the public warrants, the private placement warrants were determined to be a liability of the Company while outstanding. The impact of such liability was not material to the Company’s Consolidated Balance Sheet or Statement of Operations.

In connection with the October 2020 offer to the warrant holders to exchange their warrants for the Company’s Class A common stock, the Sponsor opted to fully exchange its Private Placement Warrants for Class A common stock. As of December 31, 2020, there were no remaining Private Placement Warrants issued or outstanding.

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

Non-controlling Interest

As of July 2, 2021 and December 31, 2020, the Company ownership and voting structure was comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 88.6% and 36.4%, respectively, in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 11.4% and 63.6% as of July 2, 2021 and December 31, 2020, respectively, of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

(Loss) per share was calculated as follows:

	Three Months Ended		Six Months Ended	Closing Date Through
	July 2, 2020	June 30, 2020	July 2, 2021	June 30, 2020
Numerator:
Net (loss) income post Atlas Business Combination	$(4,783)	$2,245	$(19,574)	$(277)
Provision for non-controlling interest	617	1,881	12,786	5,141
Redeemable preferred stock dividends	-	(4,533)	(5,899)	(6,777)
Net (loss) attributable to Class A common shares - basic and diluted	$(4,166)	$(407)	$(12,687)	$(1,913)

Denominator:
Weighted average shares outstanding - basic and diluted	30,633,366	5,767,342	22,400,179	5,767,342

Net (loss) per Class A common share, basic and diluted	$(0.14)	$(0.07)	$(0.57)	$(0.33)

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods:

	Three Months Ended June 30, 2020	Closing Date Through June 30, 2020
Public warrants	20,000,000	20,000,000
Private placement warrants	3,750,000	3,750,000
Total	23,750,000	23,750,000

The Company retired the warrants, both public and private placement, via tender offer that concluded in November 2020 and as such is not presenting information for the three or six months ended July 2, 2021.

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

During the second quarters of 2021 and 2020, the Company awarded 378,353 and 510,136 restricted share units (“RSUs”) to approximately ninety employees at a grant day fair market value of $11.42 and $8.95 per share, respectively. The Company estimates the fair value of the RSUs as the closing price of the Company’s Class A common stock on the grant date of the award, which is expensed over the applicable vesting period. The vesting period for these RSUs is equal annual tranches, pro-ratably over three years, and there is no performance requirement attached to the RSUs other than continued service to the Company. During the three months ended July 2, 2021, 158,977 of the shares granted in 2020 vested and 11,602 shares were forfeited.

On January 29, 2021, the Company granted to a member of its executive team 75,000 RSUs of the Company’s Class A common stock, par value $0.0001, retroactive to December 31, 2020. The value of these RSUs approximated $0.5 million and is set to cliff vest on December 31, 2022.

On March 3, 2021, the Company granted to its Board of Directors 60,921 RSUs with a one year vesting period and a grant date fair market value of $9.00 per share. There are no performance requirements to these RSUs other than continued service to the Company throughout the one-year vesting period.

During the second quarter of 2021, the Company also awarded 182,763 performance share units (“PSUs”) to its leadership team. The PSUs have both performance and market conditions that are required to be met in order for the shares to vest. The split between performance and market conditions is approximately 66.7% and 33.3%, respectively. If the conditions are met, the shares will cliff vest on the third anniversary of the award date. The Company has accounted for the portion of the award tied to the achievement of performance conditions based upon share price of $11.38 on the date of issuance and the probable number of shares anticipated to vest and accounted for the shares tied to market conditions based upon the fair market value as calculated in a Monte Carlo simulation. The Company will assess the probability of the performance conditions being achieved each quarter and adjust recorded stock compensation expense as appropriate.

The Company estimates forfeitures of its stock awards. Actual forfeitures may differ from those estimates. The Company currently estimates its forfeitures as 3% of the RSUs awards granted each year but will continue to reassess its estimate on a quarterly basis.

Equity compensation was $805 thousand and $190 thousand for the three months ended July 2, 2021 and June 30, 2020, respectively, and $1,251 thousand and $10,035 thousand for the six months ended July 2, 2021 and June 30, 2020, respectively.

NOTE 11 – RELATED-PARTY TRANSACTIONS

During the six months ended July 2, 2021 and June 30, 2020, the Company leased office space from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Statement of Operations in the amount of $244 thousand and $160 thousand for the three months ended July 2, 2021 and June 30, 2020, respectively, and $400 thousand and $322 thousand for the six months ended July 2, 2021 and June 30, 2020, respectively.

During the three months ended July 2, 2021 and June 30, 2020, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $14 thousand and $73 thousand, respectively Related party revenues were $55 thousand and $126 thousand for the six months ended July 2, 2021 and June 30, 2020, respectively.

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

NOTE 12 — EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board, make additional contributions to these plans. The Company has made total contributions of $1.6 and $1.8 million for the three months ended July 2, 2021 and June 30, 2020, respectively, and $3.4 million, and $3.1 million for the six months ended July 2, 2021 and June 30, 2020, respectively.

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

Future minimum payments under non-cancelable operating leases as of July 2, 2021 are as follows:

2021 (six months remaining)	$7,813
2022	12,685
2023	9,975
2024	5,805
2025	3,143
Thereafter	3,162
$42,583

Rental expense associated with facility and equipment operating leases for the three months ended July 2, 2021 and June 30, 2020 was $3.3 million and $3.2 million, respectively, and $6.3 million and $6.3 million for the six months ended July 2, 2021 and June 30, 2020, respectively.

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

In connection with the CARES Act, we have opted to defer the deposit and payment of the employer’s share of Social Security taxes. Under the CARES Act, deferrals are currently allowed from March 27, 2020 through December 31, 2020. The Company has not received any other assistance under the CARES Act, nor does the Company expect to realize any other tax benefits from the program. As of July 2, 2021 and December 31, 2020, the Company has deferred payment of $8.1 million relating to its share of Social Security taxes and $4.0 million of this liability is recorded within other long-term liabilities on its Consolidated Balance Sheet. The remainder is recorded in Accrued Liabilities within the Company’s Consolidated Balance Sheet. The Company has not deferred any additional tax payments subsequent to December 31, 2020.

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

We are in compliance with our debt covenants as of July 2, 2021 and we expect that we will continue to be for the foreseeable future.

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

Our effective tax rate from continuing operations was (3.8%) and 0.0% for the three months ending July 2, 2021 and June 30, 2020, respectively, and (1.2%) and 0.0% for the six months ended July 2, 2021 and June 30, 2020, respectively. Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pre-tax income from continuing operations and income tax expense is attributable to changes in our mix of pre-tax losses/earnings, the effect of non-controlling interest in income of consolidated subsidiaries, non-deductible transaction costs and changes in our valuation allowance.

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

The Company had no unrecognized tax benefits as of July 2, 2021 or December 31, 2020. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties as of July 2, 2021 or December 31, 2020.

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

Headquartered in Austin, Texas, we are a leading provider of professional testing, inspection, engineering, environmental, program management and consulting services, offering solutions to public and private sector clients in the transportation, commercial, water, government, education, industrial, healthcare and power markets. With approximately 145 offices located throughout the United States, we provide a broad range of mission-critical technical services, helping our clients test, inspect, certify, plan, design and manage a wide variety of projects across diverse end markets.

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

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes scientists, engineers, inspectors and other field experts. As of July 2, 2021, our technical staff represented approximately 80% of our approximately 3,600 employees.

Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of July 2, 2021, our contracted backlog was estimated to be approximately $751 million. See “—Backlog” below for additional information relating to our backlog.

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

Backlog

Effective for the quarter ended April 2, 2021, we define backlog to include the total estimated future revenue streams associated with fully executed contracts as well as an estimate of highly probable revenues from recurring, task order based contracts. As we integrate our acquisitions, we have standardized the backlog definition. Previously we defined backlog as fully awarded and contract work or revenue we expect to realize for work completed. Had we not refined our definition of backlog, our backlog as of April 2, 2021 would have been $640 million versus the $689 million we reported as of that date.

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

Net Income (loss)

Net income (loss) reflects our operating income after taking into account costs and expenses for a given period, while excluding any gain or loss from discontinued operations.

Provision for Non-controlling Interest

Our ownership and voting structure is comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 88.6% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 11.4% of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

RESULTS OF OPERATIONS

Overview of Financial Results

During the first six months of 2021, we continued to integrate our businesses into the Atlas name and execute on our growth strategy by targeting accretive and deleveraging acquisitions that complement our existing platform and strengthen our position in select areas of the country. We closed both the acquisitions of Atlantic Engineering Laboratories of NY, Inc. (“AEL”) and O’Neill Service Group (“O’Neill”) in the second quarter. These firms will strengthen our position in the Northeast and Pacific Northwest, respectively.

Our focus on providing environmental and other professional services without undertaking direct construction risk or having the carbon footprint of a manufacturing entity provides a growing platform for us to assist our clients in addressing their ongoing Environmental, Social and Governance (“ESG”) objectives. During the first six months of 2021, we were awarded several environmental remediation related contracts, a trend along with our infrastructure work that we expect to continue through 2021 and beyond.

We incurred a net loss for the three months ended July 2, 2021 as we incurred higher interest expense charges associated with the debt refinancing in February 2021. In the three months ended June 30, 2020, we had lower interest charges but incurred redeemable preferred stock dividends which were excluded from net income calculations.

Backlog has grown to $751 million with recent key wins this year including an $11 million contract with the US Bureau of Reclamation and a $24 million contract with Georgia Department of Transportation to provide quality inspection and engineering services, respectively.

Our stock was added as a member to the Russell 3000® Index which we believe reflects on the progress we have made in creating shareholder value by delivering on significant milestones, including organic growth, accretive acquisitions, and optimization of our capital structure.

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated.

	Three Months Ended		Six Months Ended
	July 2, 2021	June 30, 2020	July 2, 2021	June 30, 2020
	(in thousands, except per share data)

Revenues	$131,562	$112,715	$254,831	$222,017

Cost of revenues	(68,349)	(58,714)	(132,977)	(117,612)
Operating expenses	(57,551)	(45,358)	(107,896)	(113,691)

Operating income (loss)	5,662	8,643	13,958	(9.286)

Interest expense	(10,258)	(6,398)	(33,300)	(12,038)

(Loss) income before income taxes	(4,596)	2,245	(19,342)	(21,324)
Income tax expense	(187)	-	(232)	-

Net (loss) income	(4,783)	2,245	(19,574)	(21,324)

Provision for non-controlling interest	617	1,881	12,786	5,141

Redeemable preferred stock dividends	-	(4,533)	(5,899)	(6,777)

Net (loss) income attributable to Class A common stock shareholders/members	$(4,166)	$(407)	$(12,687)	$(22,960)

(Loss) Per Class A Common Share	$(0.14)	(0.07)	$(0.57)	(0.33)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	30,633,366	5,767,342	22,400,179	5,767,342

Comparison of the three months ended July 2, 2021 to the three months ended June 30, 2020:

Revenue

Revenue for the three months ended July 2, 2021 increased $18.9 million, or 17%, to $131.6 million as compared to $112.7 million for the corresponding prior year period.

The increase in revenue for the three months ended July 2, 2021 was attributable, in part, to the acquisitions of Alta Vista, WesTest and AEL. Additionally, our operations previously impacted by shelter in place mandates, had a stronger quarter due to the re-opening of their regions with the distribution of the COVID-19 vaccines and the associated easing of shelter in place orders.

Cost of Revenue

Cost of revenue for the three months ended July 2, 2021 increased $9.6 million, or 16%, to $68.3 million as compared to $58.7 million for the corresponding prior year period. The increase in cost of revenues for the quarter ended July 2, 2021 was due to the increase in revenues when comparing the two periods. Cost of revenues as a percentage of revenues was 52.0% and 52.1% for the three months ended July 2, 2021 and June 30, 2020, respectively, and demonstrates our continued commitment to self-perform our services.

Operating Expense

Operating expense for the three months ended July 2, 2021 increased $12.2 million, or 27%, to $57.6 million as compared to $45.4 million for the corresponding prior year period. For the three months ended July 2, 2021, operating expense, as a percentage of revenue, increased to 43.7% from 40.2% for the three months ended June 30, 2020.

The increase was the result of the activities of our acquired companies and a $2.8 million non-cash charge we incurred relating to the fair market value change in contingent consideration relating to acquisitions. The acquisitions of Alta Vista, WesTest and AEL represented $4.6 million of the increase this quarter, and this combined with the valuation change was 61% of the increase for the three months ended July 2, 2021 in comparison to three months ended June 30, 2020. The remainder representing increased costs within our legacy operations.

In the quarter ended June 30, 2020, the Company was challenged with the onset of the COVID-19 pandemic and made the difficult decision to reduce overhead personnel costs through furloughs or other mechanisms. This response was swift and significantly reduced costs in our business to manage the uncertainty of that time. Once the Company believed the severity of the Pandemic’s effects on our operations were manageable and we could see a path forward with vaccines and responses from state governments, we brought many of our employees back and eased several of our other mandates that reduced personnel related costs.

The Company routinely reviews its performance and key drivers and during the latter part of the quarter ended July 2, 2021, the Company reduced redundant or under-utilized personnel but also made strategic investments to serve our clients and grow our operations responsibly.

We also continued to incur professional service-related fees associated with public company oversight and associated filings.

Interest Expense

Interest expense for the three months ended July 2, 2021 increased $3.9 million or 60%, to $10.3 million as compared to $6.4 million for the corresponding prior year period. The increase in interest expense is due to higher borrowings as we redeemed our Preferred Units by refinancing them into a term loan on February 25, 2021 and we are now recording associated costs as interest expense.  The Company reduced its redeemable preferred stock dividends by $4.5 million when comparing the three months ended July 2, 2021 to the three months ended June 30, 2020.

Income Tax Expense

Income tax expense for the three months ended July 2, 2021 was $0.2 million compared to income tax expense of $0 for the three months ended June 30, 2020.

Provision for Non-controlling Interest

The provision for non-controlling interest for the three months ended July 2, 2021 decreased by $1.3 million or 67% to $0.6 million from $1.9 million for the corresponding prior year period. This decrease is due to the lower participation of the Class B common share holders in the operations of the Company in the three months ended July 2, 2021 versus the comparable period last year as many Class B common shareholders converted their Class B common shares to Class A common shares. The Class B common shareholders participated 15.1% in our operations this quarter versus 80.6% in the three months ended June 30, 2020. This is an 81% reduction in their participation rate.

The provision for non-controlling interest was a result of the reverse recapitalization created by the Atlas Business Combination whereby the holders of our Class B common stock only share in the results of Atlas Intermediate and its subsidiaries based upon their ownership percentage in relation to total common stockholders. This treatment is effective from the Atlas Business Combination until the conversion of Class B common stock to Class A common stock.

Redeemable Preferred Stock Dividends

We redeemed the Preferred Units in February 2021 and therefore had no redeemable preferred stock dividends for the three months ended July 2, 2021. This compares to $4.5 million for the three months ended June 30, 2020. As noted above, this cost was replaced by higher interest expense this period in comparison to the prior period.

Comparison of the six months ended July 2, 2021 to the six months ended June 30, 2020:

Revenue

Revenue for the six months ended July 2, 2021 increased $32.8 million, or 15%, to $254.8 million as compared to $222.0 million for the corresponding prior year period. The acquisitions of AltaVista, WesTest and AEL contributed $21.3 million to the Company’s revenues for the six months ended July 2, 2021. The remainder is due to our legacy business which has seen a measured rebound to pre-COVID-19 performance levels.

Cost of Revenue

Cost of revenue for the six months ended July 2, 2021 increased $15.4 million, or 13%, to $133.0 million as compared to $117.6 million for the corresponding prior year period. The increase in cost of revenues was due mainly to the increase in revenues. The cost of revenue, as a percentage of revenue, decreased to 52.2% from 53.0% for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020 which is a reflection that we are able to self-perform more work as we integrate and strategically add to our nationwide platform.

Operating Expense

Operating expense for the six months ended July 2, 2021 decreased $5.8 million, or 5%, to $107.9 million as compared to $113.7 million for the corresponding prior year period. For the six months ended July 2, 2021, operating expense, as a percentage of revenue, was 42.3% versus 51.2% for the six months ended June 30, 2020.

The six months ended June 30, 2020 included the consummation of the Atlas Business Combination as the Company expensed $7.0 million of acquisition related costs and $12.0 million of costs incurred with change of control provisions contained within employment agreements and our former Management Incentive Plan. Without these transaction-related items our operating expenses as a percentage of revenues would have been 42.7% for the six months ended June 30, 2020 which is comparable with the 42.3% for the six months ended July 2, 2021.

We did not see a full $19.0 million decrease in operating costs in the six months ended July 2, 2021 as this period included $9.3 million of additional costs relating to the timing of the LONG, Alta Vista, WesTest and AEL acquisitions as well as a non-cash charge of $2.8 million relating to the change in the fair market value of contingent consideration associated with acquisitions.

Interest Expense

Interest expense for the six months ended July 2, 2021 increased $21.3 million or 177%, to $33.3 million as compared to $12.0 million for the corresponding prior year period. The primary reason for the increase was due to the write off of deferred loan acquisition costs previously paid in 2020 in connection with the Atlas Business Combination in the amount of $15.2 million in the six months ended July 2, 2021 in comparison to a $1.7 million write-off during the six months ended June 30, 2020. These write-offs were a result of the repayment of the underlying credit agreements during their respective periods.

Interest expense also increased for the six months ended July 2, 2021 due to higher interest rates and borrowing levels in part relating to the redemption of the Preferred Units. As the Preferred Units were redeemed, we will no longer record dividends for the remainder of the year but will experience an increase in interest expense with the balance of the new term loan increased with the new credit facilities entered into in February 2021.

Income Tax Expense

Income tax expense for the six months ended July 2, 201 was $0.2 million compared to income tax expense of $0 for the six months ended June 30, 2020.

Provision for Non-controlling Interest

The provision for non-controlling interest for the six months ended July 2, 2021 increased by $7.7 million or 149% to $12.8 million from $5.1 million for the corresponding period. The provision for non-controlling interest is due to the reverse recapitalization created by the Atlas Business Combination whereby the holders of our Class B common stock only share in the results of Atlas Intermediate and its subsidiaries based upon their ownership percentage in relation to total common stockholders. This treatment is effective from the Atlas Business Combination until the exchange of Class B common stock to Class A common stock.

Although the holders of Class B common stock participated at a higher rate during the period that spanned from the close of the Atlas Business Combination through June 30, 2020 than the six months ended July 2, 2021 at 80.6% versus 37.5%, respectively, the provision was not as high in the prior year period due to the timing of the costs incurred with the Atlas Business Combination. If those $19.0 million of costs incurred were included in the provision, the provision would have been $15.3 million greater last year than calculated. We expect the provision to continuously decline as the holders of Class B common stock only hold 11.4% of the Company as of July 2, 2021.

Redeemable Preferred Stock Dividends

Redeemable preferred stock dividends for the six months ended July 2, 2021 decreased by $0.9 million or 13% to $5.9 million from $6.8 million for the six months ended June 30, 2020. During the prior year, we held the Preferred Units for four and one half months versus approximately two months in the current year as they were repaid on February 25, 2021. We would expect a more significant decline due to timing, but we had to accrete the remaining discount at redemption and that was approximately $3.1 million of the dividends recorded in the six months ended July 2, 2021. As noted above, this cost was replaced by higher interest expense this period in comparison to the prior period.

NON-GAAP FINANCIAL MEASURES

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

	For the three months ended		For the six-months ended
	July 2, 2021	June 30, 2020	July 2, 2021	June 30, 2020
	(in $ millions)		(in $ millions)
Net (loss) income	$(4.8)	$2.2	$(19.6)	$(21.3)
Interest	10.2	6.4	33.3	12.0
Taxes	0.2	-	0.2	-
Depreciation and amortization	5.9	5.4	10.5	10.3
EBITDA	11.5	14.0	24.4	1.0

EBITDA for acquired business prior to acquisition date(1)	$-	$-	$-	$0.8
One time legal/transaction costs and other non-recurring charges(2)	2.6	1.2	3.9	15.9
Non-cash change in fair market value of contingent consideration	2.8	-	2.8	-
Non-cash equity compensation(3)	1.3	0.2	1.7	10.6

Adjusted EBITDA	$18.2	$15.4	$32.8	$28.3

(1)	Includes the EBITDA of LONG (which we acquired in February 2020) for the period January 1, 2020 through the date of acquisition.
(2)	Includes professional service-related service fees such as legal, accounting, tax, valuation and other consulting relating as well as change in control payments relating to the Atlas Business Combination. Additionally, it includes other acquisition related professional fees and other non-recurring expenses.
(3)	Includes the amortization of the unvested portion of our 2017 and 2019 Management Incentive Plan grants that vested immediately upon the change in control provisions contained within the agreements, compensation that was earned and accrued for in the three months ended March 31, 2020 that will be share settled subsequent to June 30, 2020, and the amortization of unvested restricted share units granted in 2020 and 2021 to key management personnel and our Board of Directors.

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

We continue to assess our business operations and the impact that COVID-19 may have on our financial results and liquidity. Due to the effect of the COVID-19 pandemic and related project delays, during fiscal year 2020 we experienced a reduction in revenues and our cash flows in comparison to the previous comparable period. We will continue to monitor our capital requirements to ensure our needs are in line with available capital resources and we will continue to monitor the impact of COVID-19 on our liquidity. As of July 2, 2021, we had total liquidity of $34.2 million.

Other than the impact on cash flows from operations relating to the decrease in revenues relating to COVID-19, we have not experienced other liquidity decreases.

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	For the six months ended
	July 2, 2021	June 30, 2020
	($ in thousands)
Net cash (used in) provided by operating activities	$8,456	$(6,250)
Net cash used in investing activities	(32,445)	(12,881)
Net cash provided by financing activities	21,733	15,827
Net (decrease) increase in cash and cash equivalents	$(2,256)	$(3,304)

Comparison of the six months ended July 2, 2021 to the six months ended June 30, 2020

Cash and Cash Equivalents.

At July 2, 2021 and June 30, 2020, we had $11.8 million and $16.9 million of cash and cash equivalents, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection engineering and consulting services.

Net cash provided by operating activities was $8.5 million for the six months ended July 2, 2021, compared to net cash used of ($6.1) million for the six months ended June 30, 2020. The increase of $14.6 million was due to the fact that we had significant payments of accounts payable and accrued expenses mainly relating to costs associated with the Atlas Business Combination and other public company costs in the prior year that did not recur this year.

Investing Activities

Net cash used in investing activities was ($32.4) million for the six months ended July 2, 2021, compared to ($12.9) million for the six months ended June 30, 2020. The $19.5 million increase in cash used was related to our acquisitions of AEL and O’Neill in the quarter ended July 2, 2021. The prior year period only included the LONG acquisition.

Financing Activities

Net cash provided by financing activities was $21.7 million for the six months ended July 2, 2021, compared $15.8 million for the six months ended June 30, 2020. The $5.9 million increase to net cash provided by financing activities was primarily due to the $35.0 million received from our term loan that was utilized for the acquisitions of AEL and O’Neill, netted by the ($12.2) million we paid towards our revolving letter of credit in comparison to the $20.7 million raised by the Company in the Atlas Business Combination in the form of issued stock and debt financing of the LONG acquisition in the amounts of $10.2 million and $10.5 million, respectively.

Working Capital

Working capital, or current assets less current liabilities, increased $9.4 million, or 10%, to $ $107.5 million at July 2, 2021 from $98.1 million at June 30, 2020. This increase in working capital is due to the acquisitions of AltaVista, WesTest, AEL and O’Neill.

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

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility in an aggregate principal amount of up to $75.0 million and an uncommitted incremental term loan facility that may be incurred after closing (the “2021 Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “2021 Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20,000,000 (the “2021 Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “2021 ABL Revolver Agreement,” and together with the 2021 Term Loan Agreement, collectively the “Atlas 2021 Credit Agreements”).

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

The Company has been in compliance with the terms of the Atlas 2021 Credit Agreement and Atlas Credit Agreement as of July 2, 2021 and December 31, 2020, respectively.

Our debt balances are summarized as follows:

	July 2, 2021	December 31, 2020
	(in thousands)
Atlas 2021 credit agreement	$487,748	$-
Atlas credit agreement		294,463
Subtotal	487,748	294,463
Less: Loan costs, net	(8,145)	(15,443)
Less current maturities of long-term debt	-	(14,050)
Long-term debt	$479,603	$264,970

The Company in conjunction with the refinancing of the Atlas Credit Agreement on February 25, 2021 wrote off $15.2 million of deferred loan acquisition costs that were attributable to the agreement. The costs deferred as of July 2, 2021 relate to cost incurred with the Atlas 2021 Credit Agreement.

The following table presents, in millions, scheduled maturities of the Company’s debt as of July 2, 2021:

2021 (six months remaining)	$-
2022	3.6
2023	4.8
2024	4.9
2025	4.9
Thereafter	469.5
$487.7

The 2021 Atlas Credit agreement requires annual amortization of principal and interest paid in kind amounts of 1% or 2.5% depending on certain ratios. The Company is currently within the ratio that requires 1% annual amortization. Principal repayments commence during the Company’s second quarter 2022.

Effective Interest Rate

Our average effective interest rate on our total debt, exclusive of amortization of deferred debt issuance costs, during the six months ended July 2, 2021 and June 30, 2020 was 8.5% and 6.8%, respectively.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated statements for the six months ended July 2, 2021 and June 30, 2020 was $33.3 million and $12.0 million, respectively.

Other Commitments and Contingencies

In connection with our acquisitions during the year ended December 31, 2020, we may be required to pay earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisition. We have currently accrued $8.4 million and $9.6 million as the fair value of that liability within other current and other long-term liabilities, respectively, within our Consolidated Balance Sheet at July 2, 2021, which is temporary and subject to finalization.

In November 2020, we entered into a financing arrangement of our business-related insurance policies and the amount remaining is $2.4 million as of July 2, 2021.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due, in millions, as of July 2, 2021 are as follows:

2021 (six months remaining)	$7.8
2022	12.7
2023	10.0
2024	5.8
2025	3.1
Thereafter	3.2
$42.6

During 2020, the Company entered into an agreement with its fleet management company pursuant to which it would receive rebates of $1.3 million to be repaid over three years at an interest rate of 2.85% per annum. The rebates were secured by title to selected vehicles within the Company’s owned fleet of vehicles in Georgia and California.

Remaining payments are as follows:

2021 (six months remaining)	$0.2
2022	0.4
2023	0.2
$0.8

Off-Balance Sheet Arrangements

As of July 2, 2021, we had no material off-balance sheet arrangements.

Effects of Inflation

Based on the analysis of the periods presented, we believe that inflation has not had a material effect on our operating results through the six months ended July 2, 2021 However, the Company has begun to experience higher costs to replace comparable employees as certain labor markets have tightened and for employees opting to return to work post COVID-19.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information called for by this item is not required as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of July 2, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

During the quarter ended July 2, 2021, there have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
2.1	Unit Purchase Agreement, dated August 12, 2019, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
3.2	Second Amended and Restated Bylaws of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
4.1	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.3	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
4.4	Amendment No. 1 to Warrant Agreement, dated as of November 17, 2020, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed Herewith

†	Management contract and compensatory arrangement in which any director or named executive officer participates

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August, 2021.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ David D. Quinn, Sr.
Name:	David D. Quinn, Sr.
Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)