Form 10-Q
period 2021-10-01
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2021-11-15
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2021

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

As of November 12, 2021, 33,616,212 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 3,347,101 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

ATLAS TECHNICAL CONSULTANTS, INC.

Form 10-Q

For the Quarter and Year to Date Ended October 1, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) of Atlas Technical Consultants, Inc. (the “Company”) that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	the effect, impact, potential duration, or other implications of the COVID-19 pandemic, including the consequences from complying with Federal vaccination mandates, and any expectations we may have with respect thereto

●	the adequacy of our efforts to mitigate cybersecurity risks and threats, especially with employees working remotely due to the COVID-19 pandemic;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;

●	our directors allocating their time to other businesses and potentially having conflicts of interest with our business, as a result of which they would then receive expense reimbursements;

●	our public securities’ potential liquidity and trading;

●	changes adversely affecting the business in which we are engaged;

●	the risks associated with cyclical demand for our services and vulnerability to industry, regional and national downturns;

●	fluctuations in our revenue and operating results;

●	unfavorable conditions or further disruptions in the capital and credit markets;

●	our ability to generate cash, service indebtedness and incur additional indebtedness;

●	competition from existing and new competitors;

●	our ability to integrate any businesses we acquire and achieve projected synergies;

●	our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;

●	risks related to legal proceedings or claims, including liability claims;

●	our dependence on third-party contractors to provide various services;

●	our ability to obtain additional capital on commercially reasonable terms to fund acquisitions, expansions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

●	safety and environmental requirements and other governmental regulations that may subject us to unanticipated costs and/or liabilities;

●	our contracts with governmental agencies are subject to audit, which could result in adjustments to reimbursable contract costs or, if we are charged with wrongdoing, possible temporary or permanent suspension from participating in government programs;

●	general economic conditions and demand for our services; and

●	our ability to fulfill our public company obligations.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	October 1,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and equivalents	$4,515	$14,062
Accounts receivable, net	109,897	99,822
Unbilled receivables, net	46,168	38,350
Prepaid expenses	6,190	5,874
Other current assets	2,881	4,557

Total current assets	169,651	162,665

Property and equipment, net	13,059	14,134
Intangible assets, net	111,615	86,008
Goodwill	121,291	109,001
Other long-term assets	4,521	4,254

TOTAL ASSETS	$420,137	$376,062

LIABILITIES, REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL
Current liabilities:
Trade accounts payable	$31,265	$28,456
Accrued liabilities	10,279	15,011
Current maturities of long-term debt	2,401	14,050
Other current liabilities	22,503	12,036

Total current liabilities	66,448	69,553

Long-term debt, net of current maturities and loan costs	480,184	264,970
Other long-term liabilities	18,428	24,296

Total liabilities	565,060	358,819

COMMITMENTS AND CONTINGENCIES (NOTE 13)

Redeemable preferred stock	-	151,391

Members’ Capital	-	-
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 33,620,212 shares issued and outstanding at October 1, 2021	3	1
Class B common stock, $0.0001 par value, 3,353,101 shares authorized, 3,353,101 shares issued and outstanding at October 1, 2021	-	2
Additional paid in capital	(106,388)	(37,382)
Non-controlling interest	(17,356)	(90,566)
Retained (deficit)	(21,182)	(6,203)

Total shareholders’ equity/members’ capital	(144,923)	(134,148)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK. SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL	$420,137	$376,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended,
	October 1, 2021	September 30, 2020	October 1, 2021	September 30, 2020

Revenues	$138,719	$120,486	$393,550	$342,503

Cost of revenues	(72,578)	(62,229)	(205,555)	(179,840)
Operating expenses	(57,508)	(51,386)	(165,404)	(165,078)

Operating income (loss)	8,633	6,871	22,591	(2,415)

Interest expense	(10,750)	(6,310)	(44,050)	(18,349)

(Loss) income before income taxes	(2,117)	561	(21,459)	(20,764)
Income tax expense	(409)	-	(641)	-

Net (loss) income	(2,526)	561	(22,100)	(20,764)

Provision for non-controlling interest	233	3,003	13,019	8,144

Redeemable preferred stock dividends	-	(4,501)	(5,899)	(11,277)

Net (loss) attributable to Class A common stock shareholders/members	$(2,293)	$(937)	$(14,980)	$(23,897)

(Loss) Per Class A Common Share	$(0.07)	(0.16)	$(0.58)	$(0.49)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	32,826,431	5,774,872	25,862,913	5,770,411

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended
	October 1, 2021	September 30, 2020
Cash flows from operating activities:
Net (loss)	$(22,100)	$(20,764)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	16,471	15,470
Equity based compensation expense	2,454	10,415
Interest expense, paid in kind	5,536	-
Gain on sale of property and equipment	32	18
Write-off of deferred financing costs related to debt extinguishment	15,197	1,712
Amortization of deferred financing costs	928	1,740
Provision for bad debts	(403)	1,081
Changes in assets & liabilities:
(Increase) in accounts receivable and unbilled receivable	(6,969)	(2,259)
(Increase) decrease in prepaid expenses	(1,630)	209
Decrease (increase) in other current assets	1,721	(1,625)
Increase (decrease) in trade accounts payable	2,305	(6,353)
(Decrease) increase in accrued liabilities	(10,286)	4,358
(Decrease) increase in other current and long-term liabilities	(739)	6,147
(Increase) in other long-term assets	(263)	(24)

Net cash provided by operating activities	2,254	10,125

Cash flows from investing activities:
Purchases of property and equipment	(2,407)	(2,743)
Proceeds from disposal of property and equipment	16	224
Purchase of business, net of cash acquired	(30,999)	(12,394)

Net cash (used in) investing activities	(33,390)	(14,913)

Cash flows from financing activities:
Proceeds from issuance of debt	496,754	327,000
Payment of loan acquisition costs	(8,543)	(17,767)
Repayments of debt	(294,463)	(212,170)
Net payments on revolving line of credit	(11,844)	-
Proceeds from issuance of redeemable preferred stock	-	141,840
Repayment of redeemable preferred stock	(156,186)	-
Payments of redeemable preferred stock dividends	(1,185)	(4,583)
Issuance of common stock	-	10,229
Member distributions	-	(21,830)
Distributions to non-controlling interests	(1,238)	(163)
Payment to shareholders associated with Atlas Business Combination	-	(226,318)
Payment of contingent earn-out	(1,706)	-
Net cash provided by (used in) financing activities	21,589	(3,762)

Net change in cash and equivalents	(9,547)	(8,550)

Cash and equivalents - beginning of period	14,062	20,185

Cash and equivalents - end of period	$4,515	$11,635

Supplemental information:
Cash paid during the period for:
Interest	$21,950	$14,873
Taxes	641	-

Capital assets financed	297	123
Contingent consideration share settled	2,000	1,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY AND MEMBERS’ CAPITAL

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Members’	Non- Controlling	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Capital	Interests	Earnings	Equity

Balance at December 31, 2019						$127,443			$127,443
Member distributions						(21,830)			(21,830)
Equity based compensation						9,845			9,845
Net (loss) prior to Atlas Business Combination						(21,047)			(21,047)
Recapitalization in connection with Atlas Business Combination	5,767	1	23,974	2	(23,632)	(94,411)	(96,990)		(215,030)
Net (loss) post Atlas Business Combination							(1,451)	(1,071)	(2,522)
Dividends on redeemable preferred stock							(1,809)	(435)	(2,244)
Balance at March 31, 2020	5,767	1	23,974	2	(23,632)	-	(100,250)	(1,506)	(125,385)
Equity based compensation					190				190
Net income							1,773	472	2,245
Dividends on redeemable preferred stock							(3,654)	(879)	(4,533)
Balance at June 30, 2020	5,767	$1	23,974	$2	$(23,442)	-	$(102,131)	$(1,913)	$(127,483)

Equity based compensation					380				380
Net income							625	(64)	561
Dividends on redeemable preferred stock							(3,628)	(873)	(4,501)
Distribution to non-controlling interests							(163)		(163)
Issuance of shares			776	-			6,989		6,989
Conversion of shares	26	-	(26)	-	(92)		92		-
Balance at September 30, 2020	5,793	1	24,724	2	(23,154)	-	(98,216)	(2,850)	(124,217)

Balance at December 31, 2020	12,842	$1	22,439	$2	$(37,382)	-	$(90,566)	$(6,203)	$(134,148)
Equity based compensation					446				446
Conversion of shares	2,315	1	(2,315)	-	(9,344)		9,344		1
Net (loss)							(8,654)	(6,136)	(14,790)
Dividends on redeemable preferred stock							(3,515)	(2,384)	(5,899)
Balance at April 2, 2021	15,157	$2	20,124	$2	$(46,280)	-	(93,391)	(14,723)	(154,390)

Distributions to non-controlling interests							(779)		(779)
Equity based compensation					805				805
Conversion of shares	15,889	1	(15,889)	(2)	(73,743)		73,743		(1)
Net (loss)							(617)	(4,166)	(4,783)
Issuance of shares	1,693	-			16,007				16,007
Balance at July 2, 2021	32,739	$3	4,235	$-	$(103,211)	-	$(21,044)	$(18,889)	$(143,141)

Distributions to non-controlling interests							(459)		(459)
Equity based compensation					1,203				1,203
Conversion of shares	881	-	(881)		(4,380)		4,380		-
Net (loss)							(233)	(2,293)	(2,526)

Balance at October 1, 2021	33,620	3	3,353	-	(106,388)	-	(17,356)	(21,182)	(144,923)

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

The Company has approximately 145 offices in 41 states, employs approximately 3,550 employees, and is headquartered in Austin, Texas.

The Company provides public and private sector clients with comprehensive support in managing infrastructure improvement and environmental programs including testing, inspection & certification (TIC) services, complete array of environmental (ENV) services, program/construction/quality management (PCQM) services, as well as engineering & design (E&D) services.

Services are provided throughout the United States and its territories to a broad base of clients, with no single client representing 10% or more of our revenues for either the three or nine months ended October 1, 2021 or September 30, 2020. Services are rendered primarily on a time and materials and cost-plus basis with approximately 90% of our contracts on that basis and the remainder represented by firm fixed price contracts.

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

The accompanying interim statements of the Company have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

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

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. This reclassification did not have any impact to our reported net income or cash flows for the three or nine months ended September 30, 2020.

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

On January 4, 2021 the Company’s Board voted unanimously to change the Company’s fiscal year end from December 31 to a 52- or 53-week fiscal year ending on the Friday closest to December 31, effective as of the commencement of the Company’s fiscal year beginning January 1, 2021. Unlike prior years, the Company’s fiscal year can now end after December 31 if that is the Friday closest to the end of the calendar year. Beginning with the first quarter of 2021, Atlas and its operating companies closed their quarterly books on the Fridays closest to March 31, June 30, and September 30, respectively, and will close its fiscal year on the Friday closest to December 31. Had the Company made the change in 2020, the effect on the Company’s Consolidated Statement of Operations would have been immaterial, however, we would have reported additional debt repayments, interest payments and preferred stock dividends in the amount of $7.5 million in the nine months ended October 1, 2021. These payments were made at the end of the calendar year ended December 31, 2020 and were appropriately reflected in the financial statements as of and for the year ended December 31, 2020.

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

As of October 1, 2021 and December 31, 2020, the allowance for trade accounts receivable was $2.9 million and $2.2 million, respectively, while the allowance for unbilled receivables was $0.6 million and $0.4 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

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

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. There were no impairment charges during the three or nine months ended October 1, 2021 and September 30, 2020.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include macroeconomic and industry conditions, cost factors, overall financial performance, and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through the discounted cash flow method. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the three or nine months ended October 1, 2021 and September 30, 2020.

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2019. We utilize the portfolio method practical expedient, which allows companies to account for multiple contracts as a portfolio, instead of accounting for them on a contract-by-contract basis (commonly known as the contract method). For our time and materials contracts, we apply the as-invoiced practical expedient, which permits us to recognize revenue as the right to invoice for services performed. The new standard did not materially affect our consolidated net income, financial position, or cash flows.

Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the “ceiling”). Due to the potential limitation of the contract’s ceiling, the economic factors of the contracts subject to a ceiling differ from the economic factors of basic T&M and cost-plus contracts.

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

The Company earned approximately 90% of its revenues under T&M contracts during the three and nine months ended October 1, 2021 and September 30, 2020, respectively.

Fixed Price Contracts

Under fixed price contracts, the Company’s clients may pay an agreed amount negotiated in advance for a specified scope of work. The Company is guaranteed to receive the consideration to the extent that the Company delivers under the contract. The Company assesses contracts quarterly and may recognize any expected future loss before actually incurring the loss. When the Company is expecting to reach the total consideration under the contract or the scope of work changes, the Company will attempt to negotiate a change order.

Change Orders and Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either the Company or its client may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites, and period of completion of the work or changes in the amount of our compensation. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable. Change orders may take time to be formally documented and terms of such change orders are agreed with the client before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the client. If the Company is having difficulties in renegotiating the change order, the Company will stop work if possible, record all costs incurred to date, and determine, on a project-by-project basis, the appropriate final revenue recognition.

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

The Company’s performance obligations are satisfied as work progresses or at a point in time. Revenue on our cost-reimbursable contracts is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer. Contract costs include labor, subcontractors’ costs, and other direct costs.

Gross revenue from services transferred to customers at a point in time is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

As of October 1, 2021 and December 31, 2020, we had $757 million and $628 million of remaining performance obligations, or backlog, respectively, of which $454 million and $377 million, respectively, or 60% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). Billed and unbilled receivables are reflected on the face of the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date and is reported within “other current liabilities” on the Consolidated Balance Sheet. This liability was $0 as of October 1, 2021 and December 31, 2020. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $0 and $32 thousand for the three months ended October 1, 2021 and September 30, 2020, respectively, and $0 and $96 thousand for the six months ended October 1, 2021 and September 30, 2020, respectively.

U.S. Federal Acquisition Regulations

The Company has contracts with the U.S. federal, state and local governments that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations (“FAR”). These regulations are generally applicable to all its contracts that are directly funded or partially funded by pass through funds from the U.S. federal government. These provisions limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of the Company’s government contracts are subject to termination at the convenience of the government. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at October 1, 2021 and December 31, 2020 was $0, respectively.

Disaggregation of Revenues

As described further in Note 2 – Summary of Significant Accounting Policies, the Company has one operating segment, Engineering, Testing, Inspection and Other Consultative Services, which reflects how the Company is being managed. The Company provides public and private sector clients with comprehensive support in managing large-scale infrastructure improvement programs including engineering, design, program development/management, compliance services, acquisition, and project control services, as well as construction engineering and inspection and materials testing. Approximately 50% of the Company’s revenues in each reporting period presented are derived from federal, state, and local government related projects.

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

The Company has various financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities, and long-term debt. The carrying value of the Company’s cash and cash equivalents, accounts receivable, and payable and accrued liabilities approximate their fair value due to their short-term nature. The Company believes that the aggregate fair value of its long-term debt approximates their carrying amounts as the interest rates on the debt are either reset on a frequent basis or reflect current market rates.

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

The following table summarizes the changes in the fair value of estimated contingent consideration:

Contingent consideration, as of December 31, 2020	$18,200
Additions for acquisitions	12,064
Adjustment to liability for changes in fair value	(212)
Reduction of liability for payment made	(3,706)
Total contingent consideration, as of October 1, 2021	26,346
Current portion of contingent consideration	(15,031)
Contingent consideration, less current portion	$11,315

The Company may at its discretion settle the contingent consideration with cash, common shares or a combination of cash and common shares. During the nine months ended October 1, 2021, we settled a portion of the $3.7 million payment with 192,090 shares of Class A common stock.

The Company incurred non-cash charges of $0 and $2.8 million during the three months and nine months ended October 1, 2021, respectively, to reflect the changes in fair value of the contingent consideration liability relating to an acquisition that had finalized its purchase price allocation.

Equity Based Compensation

The Company recognizes the cost of services received in an equity-based payment transaction with an employee as services are received and records either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

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

Consistent with the change in control provisions within the applicable agreements, the Company fully expensed the remaining unamortized value of the stock awards that vested upon the completion of the Atlas Business Combination during the quarter ended March 31, 2020. The unamortized value of the stock awards at the time of the Atlas Business Combination was $9,845 thousand.

The Company granted restricted stock units (“RSUs”) during the second quarters of 2021 and 2020 to reward and retain selected management personnel. Please refer to Note 10 – Equity Based Compensation for further information.

An additional grant of RSUs was made to a member of the Company’s leadership team on December 31, 2020.

During the second quarter of 2021, the Company granted certain members of its leadership team performance share units (“PSUs”) with both performance and market conditions that may affect the ultimate vesting of shares and granted to its Board of Directors RSUs during the first quarter of 2021.

During the third quarter of 2021, the Company granted its Chief Executive Officer, Chief Financial Officer and Chief Strategy Officer stock options with market conditions that may affect their ultimate vesting.

Equity compensation was $1,203 thousand and $380 thousand for the three months ended October 1, 2021 and September 30, 2020, respectively, and $2,454 thousand and $10,415 thousand for the nine months ended October 1, 2021 and September 30, 2020, respectively.

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

The Preferred Units were redeemed in full at par without a premium on February 25, 2021.

Redeemable preferred stock, as of December 31, 2020	$151,391
Accrued paid in-kind dividends	1,718
Accretion of discount	3,077
Redemption	(156,186)
Redeemable preferred stock, as of October 1, 2021	$-

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

Because the holders of our Class B common stock have effective control of the combined company after the Closing Date through their majority voting interests in both the Company and, accordingly, Atlas Intermediate, the Atlas Business Combination was accounted for as a reverse recapitalization. Although the Company was the legal acquirer, Atlas Intermediate was the accounting acquirer. As a result, the reports filed by the Company after the Atlas Business Combination are prepared “as if” Atlas Intermediate is the predecessor and legal successor to the Company. The historical operations of Atlas Intermediate are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Atlas Intermediate prior to the Atlas Business Combination; (ii) the combined results of the Company, which does not have any operating results and includes only certain costs such as the compensation for the Company’s Board, certain legal fees and taxes, and Atlas Intermediate following the Atlas Business Combination; (iii) the assets, liabilities and members’ capital of Atlas Intermediate at their historical cost; and (iv) the Company’s equity and earnings per share for the period from the Closing Date.

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

On April 14, 2021, the Company acquired Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of New York, Inc. (collectively, “AEL”) for cash and an amount of equity consideration totaling $24.5 million. The Company issued 738,566 shares of Class A common stock to the former owner of AEL, which represented $7.5 million of the total consideration paid. AEL is a materials testing and inspection firm based in Avenel, New Jersey, and provides steel, concrete, soil and other testing and inspection services to a diverse mix of public and private clients primarily in New York and New Jersey. AEL added approximately 290 professionals to the Company’s workforce and is expected to strengthen the Company’s materials testing and inspection services in the Northeast. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

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

Acquisition costs of approximately $0.5 million and $0 million have been expensed in the three months ended October 1, 2021 and September 30, 2020, respectively, and $1.9 million and $0.6 million for the nine months ended October 1, 2021 and September 30, 2020, respectively, in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition:

	LONG	Alta Vista	WesTest*	AEL*	O'Neill*
Cash	$-	$314	$649	2,354	1,608
Accounts receivable	4,994	2,786	1,072	6,026	4,201
Unbilled receivable	-	4,258	-	1,094	-
Property and equipment	1,423	306	246	52	349
Other current and long-term assets	14	707	2	130	-
Intangible assets	7,290	4,957	1,459	13,816	22,735
Liabilities	(1,178)	(3,517)	(304)	(3,065)	(1,546)

Net assets acquired	$12,543	$9,811	$3,124	20,407	27,347

Consideration paid (cash and equity consideration)	$10,748	$15,098	$4,055	$24,502	$24,369
Contingent earnout liability at fair value (cash)	6,700	8,064	400	6,618	5,446

Total consideration	17,448	23,162	4,455	31,120	29,815

Excess consideration over the amounts assigned to the net assets acquired (goodwill)	$4,905	$13,351	$1,331	$10,713	$2,468

*The above purchase price allocation is tentative and preliminary and subject to further updates as we complete the purchase price allocation.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company depreciates its assets on a straight-line basis over the assets’ useful lives, which range from 3 to 10 years. Property and equipment consist of the following:

	October 1,	December 31,	Average
	2021	2020	life

Furniture and fixtures	$3,891	$3,492	3-5 years
Equipment and vehicles	38,903	32,797	3-10 years
Computers	20,287	19,649	3 years
Leasehold improvements	5,757	5,548	3-5 years
Construction in progress	453	130
Less: Accumulated depreciation and amortization	(56,232)	(47,482)

	$13,059	$14,134

Property and equipment under capital leases:

	October 1,	December 31,
	2021	2020

Computer equipment	$1,583	$1,578
Less accumulated depreciation	(1,334)	(1,021)
	$249	$557

Capital leases for computer equipment have an average lease term of five years with minimum lease payments as follows:

2021 (three months remaining)	$91
2022	365
2023	281
2024	99
2025	19
Thereafter	-
$855

Depreciation expense was approximately $1.2 and $1.3 million for the three months ended October 1, 2021 and September 30, 2020, respectively and $4.1 and $4.2 million for the nine months ended October 1, 2021 and September 30, 2020, respectively.

NOTE 6 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows:

Balance as of December 31, 2020	$109,001
Acquisitions	13,181
Disposals	-
Measurement period adjustments	(891)
Balance as of October 1, 2021	$121,291

The Company did not recognize any impairments of goodwill in the three or nine months ended October 1, 2021 or September 30, 2020. The Company completed its valuation analysis for the contingent consideration related to the LONG and Alta Vista acquisitions during the quarters ended April 2, 2021 and October 1, 2021, respectively, resulting in an adjustment that is included in the measurement period adjustments noted above.

Intangible assets as of October 1, 2021 and December 31, 2020 consist of the following:

	October 1, 2021			December 31, 2020			Remaining
	Gross	Accumulated	Net book	Gross	Accumulated	Net book	useful life
	amount	amortization	value	amount	amortization	value	(in years)
Definite life intangible assets:
Customer relationships	$149,917	$(43,686)	$106,231	$117,185	$(34,214)	$82,971	11.0
Tradenames	25,580	(20,218)	5,362	21,761	(18,759)	3,002	2.5
Non-competes	600	(578)	22	600	(565)	35	0.4
Total intangibles	$176,097	$(64,482)	$111,615	$139,546	$(53,538)	$86,008

Amortization expense was $4.2 million and $3.8 million for the three months ended October 1, 2021 and September 30, 2020 respectively, and $10.9 million and $11.3 million for the nine months ended October 1, 2021 and September 30, 2020, respectively.

Amortization of intangible assets for the next five years and thereafter is expected to be as follows:

2021 (three months remaining)	$3,746
2022	16,831
2023	16,309
2024	15,069
2025	14,494
Thereafter	45,166
$111,615

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

The Atlas Credit Facility was scheduled to mature in March 2024. However, in connection with the consummation of the Atlas Business Combination, the Atlas Credit Facility was repaid, and a new credit arrangement (the “Atlas Credit Agreement”) was entered into with Macquarie Capital Funding LLC (the “Lender” or “Lead Arranger”). The Atlas Credit Agreement called for a term loan (the “Term Loan”) in the amount of $281.0 million and revolving letter of credit (the “Revolver”) in the amount of $40.0 million of which $24.0 million was drawn upon through December 31, 2020. The term loan proceeds were used to repay the existing Atlas Credit Facility in the amount of $171.0 million and partially fund the Atlas Business Combination and the LONG acquisition.

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

The Atlas Credit Agreement was guaranteed by Holdings and secured by (i) a first priority pledge of the equity interests of subsidiaries of Holdings and Atlas Intermediate and (ii) a first priority lien on substantially all other assets of Holdings, Atlas Intermediate and all their direct and indirect subsidiaries.

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

The modifications to the Atlas Credit Agreement resulted from the exercise of the market-flex rights by the lead arranger in connection with the syndication process, which, in addition, required the payment of an upfront fee in an amount equal to 2% of the currently outstanding Term Loans, which was paid during April 2020. The market-flex rights were included in the Atlas Credit Agreement and were exercised by the lead arranger upon completion within the time period allowed to complete a syndication process.

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 month of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $35 million has been used and $40 million remains available as of October 1, 2021, and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20,000,000 (the “Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances the Atlas Credit Agreement dated as of February 14, 2020, with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

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

The ABL Revolver Agreement contains a “springing” financial covenant which requires Holdings, Intermediate and all their direct and indirect subsidiaries on a consolidated basis to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Revolver Agreement) of no less than 1.10 to 1.00 when the outstanding principal amount of loans under the Revolver exceeds $0 or the aggregate exposure for letters of credit under the Revolver exceeds $5 million.

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of October 1, 2021 and December 31, 2020, respectively.

Long-term debt consisted of the following:

	October 1, 2021	December 31, 2020
Atlas 2021 credit agreement - term loan	$467,000	$-
Atlas credit agreement - term loan	-	270,463
Atlas 2021 credit agreement – revolving	17,917	-
Atlas credit agreement – revolving	-	24,000
Atlas 2021 credit agreement – PIK	5,536	-
Subtotal	490,453	294,463

Less: Loan costs, net	(7,868)	(15,443)

Less current maturities of long-term debt	(2,401)	(14,050)

Long-term debt	$480,184	$264,970

The Company in conjunction with the refinancing of the Atlas Credit Agreement on February 25, 2021 wrote off $15.2 million of deferred loan acquisition costs that were attributable to the agreement. The costs deferred as of October 1, 2021 relate to cost incurred with the Atlas 2021 Credit Agreement.

Aggregate long-term principal payments subsequent to October 1, 2021, are as follows (amounts in thousands):

2021 (three months remaining)	$-
2022	3,606
2023	4,851
2024	4,899
2025	4,948
Thereafter	472,149
$490,453

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

The following table summarizes the changes in the outstanding stock and warrants from the December 31, 2020 through October 1, 2021:

	Class A Common Stock	Class B Common Stock	Warrants	Private Placement Warrants
Beginning Balance, as of December 31, 2020	12,841,584	22,438,828	-	-
Issuances	1,692,901	-	-	-
Transfers to Class A from Class B	19,085,727	(19,085,727)	-	-
Shares Outstanding at October 1, 2021	33,620,212	3,353,101	-	-

Class A Common Stock –At October 1, 2021 and December 31, 2020, there were 33,620,212 and 12,841,584 shares of Class A common stock issued and outstanding, respectively. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At October 1, 2021 and December 31, 2020, there were 3,353,101 and 22,438,828 shares of Class B common stock issued and outstanding, respectively. Class B common stock was issued to the holders of Holdings Units in Atlas Intermediate in connection with the Atlas Business Combination and are non-economic but entitle the holder to one vote per share. The Company is not authorized to issue any shares of Class B common stock with a par value of $0.0001 per share to the public but can issue additional shares of Class B common stock to Atlas acquisition targets as part of the consideration paid with the approval of the Company’s Board.

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

Non-controlling Interest

As of October 1, 2021 and December 31, 2020, the Company ownership and voting structure was comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 90.9% and 36.4%, respectively, in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 9.1% and 63.6% as of October 1, 2021 and December 31, 2020, respectively, of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

As holders of our Class B common stock transition to holders of Class A common stock, we adjust our additional paid in capital and non-controlling interest within our Consolidated Balance Sheet and the provision for non-controlling interest in our Consolidated Statement of Operations. Holders of Class B common stock may convert their shares to Class A common stock at their discretion as their contractual lockups expire after the Atlas Business Combination.

NOTE 9 – LOSS PER SHARE

The Atlas Business Combination was structured as a reverse capitalization by which the Company issued stock for the net assets of Atlas Intermediate accompanied by a recapitalization. Earnings per share is calculated for the Company only for periods after the Atlas Business Combination due to the reverse recapitalization.

(Loss) per share was calculated as follows:

	Three Months Ended		Nine Months Ended	Closing Date Through
	October 1, 2021	September 30, 2020	October 1, 2021	September 30, 2020
Numerator:
Net (loss) income post Atlas Business Combination	$(2,526)	$561	$(22,100)	$284
Provision for non-controlling interest	233	3,003	13,019	8,144
Redeemable preferred stock dividends	-	(4,501)	(5,899)	(11,278)
Net (loss) attributable to Class A common shares - basic and diluted	$(2,293)	$(937)	$(14,980)	$(2,850)

Denominator:
Weighted average shares outstanding - basic and diluted	32,826,431	5,774,882	25,862,913	5,770,411

Net (loss) per Class A common share, basic and diluted	$(0.07)	$(0.16)	$(0.58)	$(0.49)

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

The Company retired the warrants, both public and private placement, via tender offer that concluded in November 2020 and as such is not presenting information for the three or nine months ended October 1, 2021.

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

On March 3, 2021, the Company granted to its Board of Directors 60,921 RSUs with a one-year vesting period and a grant date fair market value of $9.00 per share. There are no performance requirements to these RSUs other than continued service to the Company throughout the one-year vesting period.

During the second quarter of 2021, the Company also awarded 182,763 performance share units (“PSUs”) to its leadership team. The PSUs have both performance and market conditions that are required to be met for the shares to vest. The split between performance and market conditions is approximately 66.7% and 33.3%, respectively. If the conditions are met, the shares will cliff vest on the third anniversary of the award date. The Company has accounted for the portion of the award tied to the achievement of performance conditions based upon share price of $11.38 on the date of issuance and the probable number of shares anticipated to vest and accounted for the shares tied to market conditions based upon the fair market value as calculated in a Monte Carlo simulation. The Company will assess the probability of the performance conditions being achieved each quarter and adjust recorded stock compensation expense as appropriate.

During the third quarter of 2021, the Company awarded 547,943 of price-vested stock options (the “options” or “stock options”) in aggregate to its Chief Executive, Chief Financial, and Chief Strategy Officers (collectively the “option awardees”). These options vested equally in four tranches on the second, third, fourth and fifth anniversary of the option grant date and is dependent upon the option awardees remaining employed by the Company and the stock price on the applicable tranche anniversary to be equal to or exceed a prescribed share price within the stock option agreement. The strike price of each options for each tranche is $10.50, which was the Company’s closing stock price on the option grant date. The Company has valued the options at fair market value based upon a Monte Carlo with Geometric Brown Motion simulation and will recognize the compensation cost for each tranche over a range of 5.17 to 5.93 years with values per option ranging from $2.29 to $3.55.

The Company estimates forfeitures of its stock awards. Actual forfeitures may differ from those estimates. The Company currently estimates its forfeitures as 3% of the RSUs awards granted each year but will continue to reassess its estimate on a quarterly basis.

Equity compensation was $1,203 thousand and $380 thousand for the three months ended October 1, 2021 and September 30, 2020, respectively, and $2,454 thousand and $10,415 thousand for the nine months ended October 1, 2021 and September 30, 2020, respectively.

NOTE 11 – RELATED-PARTY TRANSACTIONS

During the nine months ended October 1, 2021 and September 30, 2020, the Company leased office space from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Statement of Operations in the amount of $201 thousand and $161 thousand for the three months ended October 1, 2021 and September 30, 2020, respectively, and $601 thousand and $483 thousand for the nine months ended October 1, 2021 and September 30, 2020, respectively.

During the three months ended October 1, 2021 and September 30, 2020, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $26 thousand and $135 thousand, respectively Related party revenues were $91 thousand and $261 thousand for the nine months ended October 1, 2021 and September 30, 2020, respectively.

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

On February 14, 2020, the Company entered into a non-interest-bearing short-term loan with the former owners of Atlas Intermediate to purchase insurance contracts in the amount of $1.4 million. The loan has not been repaid as of the date of these financial statements and is accounted for in Accrued Liabilities within the Consolidated Balance Sheet. This was repaid during the quarter ended June 30, 2020.

NOTE 12 — EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board, make additional contributions to these plans. The Company has made total contributions of $1.8 and $1.6 million for the three months ended October 1, 2021 and September 30, 2020, respectively, and $5.2 million, and $4.7 million for the nine months ended October 1, 2021 and September 30, 2020, respectively.

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

Future minimum payments under non-cancelable operating leases as of October 1, 2021 are as follows:

2021 (three months remaining)	$3,907
2022	12,685
2023	9,975
2024	5,805
2025	3,143
Thereafter	3,162
$38,677

Rental expense associated with facility and equipment operating leases for the three months ended October 1, 2021 and September 30, 2020 was $3.2 million and $3.3 million, respectively, and $9.5 million and $9.6 million for the nine months ended October 1, 2021 and September 30, 2020, respectively.

NOTE 14 – COVID-19 PANDEMIC

In the first quarter of 2020, the COVID-19 outbreak spread quickly across the globe. Federal, state, and local governments mobilized to implement containment mechanisms and minimize impacts to their populations and economies. Various containment measures, which included stay-at-home orders and restrictions on the operations of businesses, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity, volatility in the financial markets and an economic downturn.

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

In connection with the CARES Act, we have opted to defer the deposit and payment of the employer’s share of Social Security taxes. Under the CARES Act, deferrals are currently allowed from March 27, 2020 through December 31, 2020. The Company has not received any other assistance under the CARES Act, nor does the Company expect to realize any other tax benefits from the program. As of October 1, 2021 and December 31, 2020, the Company has deferred payment of $8.1 million relating to its share of Social Security taxes and $4.0 million of this liability is recorded within other long-term liabilities on its Consolidated Balance Sheet. The remainder is recorded in Accrued Liabilities within the Company’s Consolidated Balance Sheet. The Company has not deferred any additional tax payments after December 31, 2020.

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

We continue to monitor the credit quality and access to capital for our non-governmental clients as this can be an indication of their ability to go forth with future projects and continue to pay for contracted services. As an infrastructure company, the work we do is currently deemed essential by Federal, state and local governments but any change from that designation could have a negative result on our business as well as our peers. We are assessing the impact that proposed Federal vaccination mandates may have on our ability to service our clients as well as our retention (and potential recruitment) of our employees.

We are in compliance with our debt covenants as of October 1, 2021 and we expect that we will continue to be for the foreseeable future.

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

Previously, Atlas Intermediate was treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the partners and members. As such, no recognition of federal or state income taxes have been provided for in the accompanying consolidated financial statements except for income taxes relating to the C-Corp subsidiaries directly owned by Atlas Intermediate and the State of Texas Margin tax.

Subsequent to the Atlas Business Combination, income taxes relating to the C-Corps owned directly by Atlas Intermediate and the State of Texas Margin tax are considered within the provision of non-controlling interest as it is generated through the results of Atlas Intermediate and its subsidiaries.

Our effective tax rate from continuing operations was (19.3%) and 0.0% for the three months ending October 1, 2021 and September 30, 2020, respectively, and (3.0%) and 0.0% for the nine months ended October 1, 2021 and September 30, 2020, respectively. Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pre-tax income from continuing operations and income tax expense is attributable to changes in our mix of pre-tax losses/earnings, the effect of non-controlling interest in income of consolidated subsidiaries, non-deductible transaction costs and changes in our valuation allowance.

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

The Company had no unrecognized tax benefits as of October 1, 2021 or December 31, 2020. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties as of October 1, 2021 or December 31, 2020.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and accompanying notes included herein. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements.

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

We act as a trusted advisor to our clients, helping our clients design, engineer, inspect, manage, and maintain civil and commercial infrastructure, servicing the existing structures as well as helping to build new structures. However, we do not perform any construction, and do not take any direct construction risk or engage in any product manufacturing.

We provide a broad range of mission-critical technical services, ranging from providing inspection services in small projects to managing significant aspects of large, multi-year projects. For the year ended December 31, 2020, we:

●	performed approximately 40,000 projects, with average revenue per project of less than $10,000, and

●	delivered approximately 90% of our projects under “time & materials” and “cost-plus” contracts.

We have long-term relationships with a diverse set of clients, providing a base of repeating clients, projects, and revenues. Approximately 90% of our revenues are derived from clients who have used our services at least twice in the past three years and more than 95% of our revenues are generated from client relationships longer than 10 years, with greater than 25% of revenues generated from relationships longer than 30 years. Examples of such long-term customers include the Texas and Georgia Departments of Transportation, U.S. Postal Service, Gwinnett County Georgia, New York City Housing Authority, Stanford University, Port of Oakland, United Rentals, Inc., Speedway, Walmart, Inc., and Apple Inc.

Our broad base of customers spans a diverse set of end markets including the transportation, commercial, water, government, education, industrial, healthcare and power sectors. Our customers include government agencies, quasi-public entities, schools, hospitals, utilities, and airports, as well as private sector clients across many industries.

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection, and quality assurance services to ensure that structures are designed, engineered, built, and maintained in accordance with building codes, regulations, and the highest safety standards. As such, our services are delivered by a highly skilled, technical employee base that includes scientists, engineers, inspectors, and other field experts. As of October 1, 2021, our technical staff represented approximately 80% of our approximately 3,550 employees.

Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of October 1, 2021, our contracted backlog was estimated to be approximately $757 million. See “—Backlog” below for additional information relating to our backlog.

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

We evaluate our overall business performance based primarily on a combination of four financial metrics: revenue, backlog, adjusted EBITDA, and liquidity measures. These are key measures used by our management team and Board to understand and evaluate our operational performance, to establish budgets and to develop short and long-term operational goals.

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

Backlog

Effective for the quarter ended April 2, 2021, we define backlog to include the total estimated future revenue streams associated with fully executed contracts as well as an estimate of highly probable revenues from recurring, task order-based contracts. As we integrate our acquisitions, we have standardized the backlog definition. Previously we defined backlog as fully awarded and contract work or revenue we expect to realize for work completed. Had we not refined our definition of backlog, our backlog as of April 2, 2021 would have been $640 million versus the $689 million we reported as of that date.

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

Previously, Atlas Intermediate was treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the partners and members. As such, no recognition of federal or state income taxes have been provided for in the accompanying consolidated financial statements except for income taxes relating to the C-Corp subsidiaries directly owned by Atlas Intermediate and the State of Texas Margin tax.

Subsequent to the Atlas Business Combination, income taxes relating to the C-Corps owned directly by Atlas Intermediate and the State of Texas Margin tax are considered within the provision of non-controlling interest as it is generated through the results of Atlas Intermediate and its subsidiaries.

Net Income (loss)

Net income (loss) reflects our operating income after considering costs and expenses for a given period, while excluding any gain or loss from discontinued operations.

Provision for Non-controlling Interest

Our ownership and voting structure are comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 90.9% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 9.1% of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

Upon the close of the Atlas Business Combination, the holders of our Class B common stock participated in 80.6% of the results of Atlas Intermediate and its subsidiaries. This percentage has declined over the course of the year due to the exchange of Atlas Intermediate units, together with Class B common shares, for Class A common shares and the exchange of our public and private placement warrants for Class A common shares during November and December 2020 because of our tender offer and warrant exchange.

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

On February 25, 2021, the Company, in its capacity as the managing member of Holdings, entered into Amendment No. 1 to the Holdings LLC Agreement to allow Holdings, at the direction of the Board, to redeem all the Preferred Units at any time using the proceeds from the refinancing of the Atlas Credit Agreement and entry into the Atlas 2021 Credit Agreements.

On February 25, 2021, following the execution of Amendment No. 1 to the Holdings LLC Agreement, Holdings elected to redeem all the 145,000 Preferred Units then outstanding and held by GSO AIV-2 for $1,084.96 per Preferred Unit for a total redemption price of $157.4 million which included dividends accrued for as of December 31, 2020 (the “Redemption”). Following the Redemption, (i) the Preferred Units are no longer deemed outstanding, (ii) all dividends on the Preferred Units ceased to accrue, and (iii) all rights of the holders thereof as holders of Preferred Units ceased and terminated, except for the right to receive payment under the Redemption.

Net Income (loss) Attributable to Class A Common Stock (Previously Members)

Net income (loss) attribution to holders of our Class A common stock represents our results after the provision for non-controlling interest, the effect of all taxes under the Up-C structure for the period subsequent to the Atlas Business Combination, and dividends due on redeemable preferred stock.

Net income (loss) for the historical results of Atlas Intermediate prior to the Atlas Business Combination is also reported within this line item.

RESULTS OF OPERATIONS

Overview of Financial Results

During the first nine months of 2021, we continued to integrate our businesses into the Atlas name and execute on our growth strategy by targeting accretive and deleveraging acquisitions that complement our existing platform and strengthen our position in select areas of the country. We closed both the acquisitions of Atlantic Engineering Laboratories of NY, Inc. (“AEL”) and O’Neill Service Group (“O’Neill”) in the second quarter. These firms will strengthen our position in the Northeast and Pacific Northwest, respectively.

Our focus on providing environmental and other professional services without undertaking direct construction risk or having the carbon footprint of a manufacturing entity provides a growing platform for us to assist our clients in addressing their ongoing Environmental, Social and Governance (“ESG”) objectives. During the first nine months of 2021, we were awarded several environmental remediation related contracts including an $11 million contract with the US Bureau of Reclamation and a $4 million contract with the City of Augusta, Georgia, a trend along with our infrastructure work that we expect to continue through 2021 and beyond.

We incurred a net loss for the three months ended October 1, 2021 as we incurred higher interest expense charges associated with the debt refinancing in February 2021. In the three months ended September 30, 2020, we had lower interest charges but incurred redeemable preferred stock dividends which were excluded from net income calculations. Additionally, we have experienced an increase in our cost of revenues expressed as a percentage of revenues due to changes in our project mix and increased labor availability pressures affecting our industry as well as the greater U.S. labor sector. We are currently in the process of updating our rates with our customers to mitigate this in future quarters.

Backlog has grown to $757 million with key wins this year including an $18 million contract for construction inspection services with the US Federal Highway Administration, $18 million for quality assurance and verification services with the California Department of Transportation (“Caltrans”), $8 million contract with the Texas Department of Transportation (“TxDOT”) for construction engineering and inspection services for the Odessa, Texas district, and a $24 million contract with Georgia Department of Transportation to provide statewide subsurface utility engineering services. These wins are indicative of the breadth of service offerings and the integration of our legacy companies with our acquisitions into a nationwide platform.

Our stock was added as a member to the Russell 3000® Index which we believe reflects on the progress we have made in creating shareholder value by delivering on significant milestones, including organic growth, accretive acquisitions, and optimization of our capital structure.

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	October 1, 2021	September 30, 2020	October 1, 2021	September 30, 2020
	(in thousands, except per share data)

Revenues	$138,719	$120,486	$393,550	$342,503

Cost of revenues	(72,578)	(62,229)	(205,555)	(179,840)
Operating expenses	(57,508)	(51,386)	(165,404)	(165,078)

Operating income (loss)	8,633	6,871	22,591	(2,415)

Interest expense	(10,750)	(6,310)	(44,050)	(18,349)

(Loss) income before income taxes	(2,117)	561	(21,459)	(20,764)
Income tax expense	(409)	-	(641)	-

Net (loss) income	(2,526)	561	(22,100)	(20,764)

Provision for non-controlling interest	233	3,003	13,019	8,144

Redeemable preferred stock dividends	-	(4,501)	(5,899)	(11,277)

Net (loss) income attributable to Class A common stock shareholders/members	$(2,293)	$(937)	$(14,980)	$(23,897)

(Loss) Per Class A Common Share	$(0.07)	(0.16)	$(0.58)	(0.49)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	32,826,431	5,774,872	25,862,913	5,770,411

Comparison of the three months ended October 1, 2021 to the three months ended September 30, 2020:

Revenue

Revenue for the three months ended October 1, 2021 increased $18.2 million, or 15%, to $138.7 million as compared to $120.5 million for the corresponding prior year period. The increase in revenue for the three months ended October 1, 2021 was attributable, in part, to the acquisitions of Alta Vista, WesTest, AEL and O’Neill.

Additionally, our operations previously impacted by shelter in place mandates, had a stronger quarter due to the continued re-opening of their regions as the widespread distribution of the COVID-19 vaccines have served to ease shelter in place mandates. However, this growth in our legacy business was tempered by a decline in our operations in Texas as two of our significant projects that were in place in the three months ended September 30, 2020 were placed on indefinite hold or temporarily scaled back by their respective project owners during 2021 and were not replaced with comparably sized projects.

Cost of Revenue

Cost of revenue for the three months ended October 1, 2021 increased $10.4 million, or 17%, to $72.6 million as compared to $62.2 million for the corresponding prior year period. The increase in cost of revenues for the quarter ended October 1, 2021 was due to the increase in revenues when comparing the two periods.

Cost of revenues as a percentage of revenues was 52.3% and 51.6% for the three months ended October 1, 2021 and September 30, 2020, respectively. The increase in this metric is due to a change in our project mix when comparing the two periods as the projects delayed in Texas, which were heavily dependent on internal resources, have been replaced with projects that have higher pass-through expenses and labor pressures that are affecting our industry. We earn higher margins on work that we self-perform versus work performed by others or dependent on consumables.

Operating Expense

Operating expense for the three months ended October 1, 2021 increased $6.1 million, or 12%, to $57.5 million as compared to $51.4 million for the corresponding prior year period. For the three months ended October 1, 2021, operating expense, as a percentage of revenue, decreased to 41.5% from 42.6% for the three months ended September 30, 2020.

The increase was the result of the activities of our acquired companies. The acquisitions of Alta Vista, WesTest, AEL and O’Neill represented $5.9 million of the increase when comparing the three months ended October 1, 2021 to September 30, 2021. The remainder representing an insignificant increase in costs within our legacy operations and represents our continued emphasis on reducing overhead related costs where prudently possible.

Interest Expense

Interest expense for the three months ended October 1, 2021 increased $4.5 million or 70%, to $10.8 million as compared to $6.3 million for the corresponding prior year period. The increase in interest expense is due to higher borrowings as we redeemed our Preferred Units by refinancing them into a term loan on February 25, 2021 and we are now recording associated costs as interest expense.  The Company reduced its redeemable preferred stock dividends by $4.5 million when comparing the three months ended October 1, 2021 to the three months ended September 30, 2020.

Income Tax Expense

Income tax expense for the three months ended October 1, 2021 was $0.4 million compared to income tax expense of $0 for the three months ended September 30, 2020.

Provision for Non-controlling Interest

The provision for non-controlling interest for the three months ended October 1, 2021 decreased by $2.8 million or 92% to $0.2 million from $3.0 million for the corresponding prior year period. This decrease is due to the lower participation of the Class B common shareholders in the operations of the Company in the three months ended October 1, 2021 versus the comparable period last year as many Class B common shareholders converted their Class B common shares to Class A common shares. The Class B common shareholders participated 11.2% in our operations this quarter versus 80.6% in the three months ended September 30, 2020. This is an 86% reduction in their participation rate.

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

Redeemable Preferred Stock Dividends

We redeemed the Preferred Units in February 2021 and therefore had no redeemable preferred stock dividends for the three months ended October 1, 2021. This compares to $4.5 million for the three months ended September 30, 2020. As noted above, this cost was replaced by higher interest expense this period in comparison to the prior period.

Comparison of the nine months ended October 1, 2021 to the nine months ended September 30, 2020:

Revenue

Revenue for the nine months ended October 1, 2021 increased $51.1 million, or 15%, to $393.6 million as compared to $342.5 million for the corresponding prior year period. The acquisitions of AltaVista, WesTest, AEL and O’Neill contributed $42.5 million to the Company’s revenues for the nine months ended October 1, 2021.

The remainder is due to our legacy business which has seen a measured rebound to pre-COVID-19 performance levels and experienced increased revenues on a significant, materials handling project in the Pacific Northwest for a longtime client. This was offset by the revenue declines in our Texas operations as two significant projects active in the nine months ended September 30, 2020 were placed on indefinite hold or temporarily scaled back by their respective owners in 2021 and not replaced by comparably sized projects.

Cost of Revenue

Cost of revenue for the nine months ended October 1, 2021 increased $25.8 million, or 14%, to $205.6 million as compared to $179.8 million for the corresponding prior year period. The increase in cost of revenues was due mainly to the increase in revenues. The cost of revenue, as a percentage of revenue, remained consistent at 52.2% from 52.5% for the nine months ended October 1, 2021 when compared to the nine months ended September 30, 2020.

Operating Expense

Operating expense for the nine months ended October 1, 2021 increased $0.3 million, or 0%, to $165.4 million as compared to $165.1 million for the corresponding prior year period. For the nine months ended October 1, 2021, operating expense, as a percentage of revenue, was 42.0% versus 48.2% for the nine months ended September 30, 2020.

The nine months ended September 30, 2020 included the consummation of the Atlas Business Combination as the Company expensed $7.0 million of acquisition related costs and $12.0 million of costs incurred with change of control provisions contained within employment agreements and our former Management Incentive Plan. Without these transaction-related items our operating expenses as a percentage of revenues would have been 42.5% for the nine months ended September 30, 2020 which is comparable with the 42.0% for the nine months ended October 1, 2021.

We did not see a full $19.0 million decrease in operating costs in the nine months ended October 1, 2021 as this period included $13.3 million of additional costs relating to the timing of the LONG, Alta Vista, WesTest, AEL and O’Neill acquisitions as well as a non-cash charge of $2.8 million relating to the change in the fair market value of contingent consideration associated with acquisitions. The remainder represents an increase in labor related costs, both in cash and non-cash form in an effort to retain and attract talent within our leadership team throughout the Company. This has served to reduce our dependence on external professional service firms as we execute our responsibilities as a publicly traded company.

Interest Expense

Interest expense for the nine months ended October 1, 2021 increased $25.8 million or 140%, to $44.1 million as compared to $18.3 million for the corresponding prior year period. The primary reason for the increase was due to the write-off of deferred loan acquisition costs previously paid in 2020 in connection with the Atlas Business Combination in the amount of $15.2 million in the nine months ended October 1, 2021 in comparison to a $1.7 million write-off during the nine months ended September 30, 2020. These write-offs were a result of the repayment of the underlying credit agreements during their respective periods.

Interest expense also increased for the nine months ended October 1, 2021 due to higher interest rates and borrowing levels in part relating to the redemption of the Preferred Units. As the Preferred Units were redeemed, we will no longer record dividends for the remainder of the year but will experience an increase in interest expense with the balance of the new term loan increased with the new credit facilities entered into in February 2021.

Income Tax Expense

Income tax expense for the nine months ended October 1, 2021 was $0.6 million compared to income tax expense of $0 for the nine months ended September 30, 2020.

Provision for Non-controlling Interest

The provision for non-controlling interest for the nine months ended October 1, 2021 increased by $4.9 million or 60% to $13.0 million from $8.1 million for the corresponding period. The provision for non-controlling interest is due to the reverse recapitalization created by the Atlas Business Combination whereby the holders of our Class B common stock only share in the results of Atlas Intermediate and its subsidiaries based upon their ownership percentage in relation to total common stockholders. This treatment is effective from the Atlas Business Combination until the exchange of Class B common stock to Class A common stock.

Although the holders of Class B common stock participated at a higher rate during the period that spanned from the close of the Atlas Business Combination through September 30, 2020 than the nine months ended October 1, 2021 at 80.6% versus 28.8%, respectively, the provision was not as high in the prior year period due to the timing of the costs incurred with the Atlas Business Combination. If those $19.0 million of costs incurred were included in the provision, the provision would have been $15.3 million greater last year than calculated. We expect the provision to continuously decline as the holders of Class B common stock only hold 9.1% of the Company as of October 1, 2021.

Redeemable Preferred Stock Dividends

Redeemable preferred stock dividends for the nine months ended October 1, 2021 decreased by $5.4 million or 48% to $5.9 million from $11.3 million for the nine months ended September 30, 2020. During the prior year, we held the Preferred Units for seven- and one-half months versus approximately two months in the current year as they were repaid on February 25, 2021. We would expect a more significant decline due to timing, but we had to accrete the remaining discount at redemption and that was approximately $3.1 million of the dividends recorded in the nine months ended October 1, 2021. As noted above, this cost was replaced by higher interest expense this period in comparison to the prior period.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

We view adjusted EBITDA, which is a non-GAAP financial measure, as an important indicator of performance. We define adjusted EBITDA as net income before interest expense, provision for income taxes, depreciation, and amortization, further adjusted to reflect non-cash equity compensation as well as certain one-time or non-recurring items.

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

	For the three months ended		For the nine months ended
	October 1, 2021	September 30, 2020	October 1, 2021	September 30, 2020
	(in $ millions)		(in $ millions)
Net (loss) income	$(2.6)	$0.6	$(22.1)	$(20.8)
Interest	10.8	6.3	44.1	18.3
Taxes	0.4	-	0.6	-
Depreciation and amortization	6.0	5.2	16.5	15.5
EBITDA	14.6	12.1	39.1	13.0

EBITDA for acquired business prior to acquisition date(1)	$-	$-	$-	$0.8
One time legal/transaction costs and other non-recurring charges(2)	3.4	6.5	7.3	22.4
Non-cash change in fair market value of contingent consideration	-	-	2.8	-
Non-cash equity compensation(3)	1.8	0.4	3.5	11.0

Adjusted EBITDA	$19.8	$19.0	$52.7	$47.2

(1)	Includes the EBITDA of LONG (which we acquired in February 2020) for the period January 1, 2020 through the date of acquisition.
(2)	Includes professional service-related service fees such as legal, accounting, tax, valuation, and other consulting relating as well as change in control payments relating to the Atlas Business Combination. Additionally, it includes other acquisition related professional fees and other non-recurring expenses. Amount also includes costs related to the COVID-19 pandemic.
(3)	Includes the amortization of the unvested portion of our 2017 and 2019 Management Incentive Plan grants that vested immediately upon the change in control provisions contained within the agreements, compensation that was earned and accrued for in the three months ended March 31, 2020 that will be share settled subsequent to June 30, 2020, and the amortization of unvested restricted share units granted in 2020 and 2021 to key management personnel and our Board of Directors.

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

We continue to assess our business operations and the impact that COVID-19 may have on our financial results and liquidity. Because of the COVID-19 pandemic and related project delays, during fiscal year 2020 we experienced a reduction in revenues and our cash flows in comparison to the previous comparable period. We will continue to monitor our capital requirements to ensure our needs are in line with available capital resources and we will continue to monitor the impact of COVID-19 on our liquidity. As of October 1, 2021, we had total liquidity of $26.6 million.

Other than the impact on cash flows from operations relating to the increase in interest expense, we have not experienced other liquidity decreases.

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	For the nine months ended
	October 1, 2021	September 30, 2020
	($ in thousands)
Net cash provided by operating activities	$2,254	$10,125
Net cash used in investing activities	(33,390)	(14,913)
Net cash provided by (used in) financing activities	21,589	(3,762)
Net (decrease) increase in cash and cash equivalents	$(9,547)	$(8,550)

Comparison of the nine months ended October 1, 2021 to the nine months ended September 30, 2020

Cash and Cash Equivalents.

At October 1, 2021 and September 30, 2020, we had $4.5 million and $11.6 million of cash and cash equivalents, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection engineering and consulting services.

Net cash provided by operating activities was $2.3 million for the nine months ended October 1, 2021, compared to $10.1 million for the nine months ended September 30, 2020. The decrease of $7.8 million was due to the fact that we had higher interest expense this year in comparison to prior year as we refinanced the Preferred Units, and the associated quarterly dividends were reported as financing activities. Additionally, we had higher borrowings and incurred higher interest rates. This represents $7.5 million of the decrease in cash flows due to operating activities.

Investing Activities

Net cash used in investing activities was ($33.4) million for the nine months ended October 1, 2021, compared to ($14.9) million for the nine months ended September 30, 2020. The $18.5 million increase in cash used was related to our acquisitions of AEL and O’Neill in the quarter ended July 2, 2021. The prior year period only included the LONG acquisition.

Financing Activities

Net cash provided by financing activities was $21.6 million for the nine months ended October 1, 2021, compared to cash used of ($3.8) million for the nine months ended September 30, 2020. The $25.4 million increase to net cash provided by financing activities was primarily due to the $35.0 million received from our term loan that was utilized for the acquisitions of AEL and O’Neill, netted by the ($11.8) million we paid towards our revolving letter of credit. We also paid ($1.2) million in redeemable preferred stock dividends and ($1.7) million relating to contingent consideration during the nine months ended October 1, 2021. In comparison, we paid ($4.6) million for redeemable preferred stock dividends in the nine months ended September 30, 2020.

The Company did raise additional money during 2020 through the Atlas Credit Agreement, described herein, and the issuance of redeemable preferred stock which was used to pay a distribution to the former owners of Atlas Intermediate, acquire LONG and pay off the Atlas Credit Facility.

Working Capital

Working capital, or current assets less current liabilities, increased $12.7 million, or 14%, to $103.2 million at October 1, 2021 from $90.5 million at September 30, 2020. This increase in working capital is due to the $11.6 million decrease in our debt repayments due within one year or less.

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

The Atlas Credit Facility was secured by assets of Atlas Intermediate. The Atlas Credit Facility required quarterly principal payments of $2.719 million through March 31, 2023, and then $3.625 million until the final maturity in March 2024, and bore interest at an annual rate of LIBOR plus a margin ranging from 275 to 425 basis points determined by the Company’s Consolidated Leverage Ratio, as defined in the Atlas Credit Facility. For the interest payment made in the quarter ended December 31, 2019, the applicable margin was 375 basis points, and the total interest rate was 5.500%.

The Atlas Credit Facility was scheduled to mature in March 2024. However, in connection with the consummation of the Atlas Business Combination, the Atlas Credit Facility was repaid, and we entered into a new credit arrangement (the “Atlas Credit Agreement”) with Macquarie Capital Funding LLC (the “Lender” or “Lead Arranger”). The Atlas Credit Agreement provided for a term loan (the “Term Loan”) in the amount of $281.0 million and revolving letter of credit (the “Revolver”) in the amount of $40.0 million, of which $24.0 million was drawn upon through December 31, 2020. The term loan proceeds were used to repay the existing Atlas Credit Facility in the amount of $171.0 million and partially fund the Atlas Business Combination and the acquisition of LONG.

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

The Atlas Credit Agreement was guaranteed by Holdings and secured by (i) a first priority pledge of the equity interests of subsidiaries of Holdings and Atlas Intermediate and (ii) a first priority lien on substantially all other assets of Holdings, Atlas Intermediate and all their direct and indirect subsidiaries.

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

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 month of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $35 million has been used and $40 million remains available as of October 1, 2021, and an uncommitted incremental term loan facility that may be incurred after closing (the “2021 Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “2021 Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20,000,000 (the “2021 Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “2021 ABL Revolver Agreement,” and together with the 2021 Term Loan Agreement, collectively the “Atlas 2021 Credit Agreements”).

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

The 2021 ABL Revolver Agreement contains a “springing” financial covenant which requires Holdings, Intermediate and all their direct and indirect subsidiaries on a consolidated basis to maintain a Fixed Charge Coverage Ratio (as defined in the 2021 ABL Revolver Agreement) of no less than 1.10 to 1.00 when the outstanding principal amount of loans under the 2021 Revolver exceeds $0 or the aggregate exposure for letters of credit under the 2021 Revolver exceeds $5 million.

The Company has been in compliance with the terms of the Atlas 2021 Credit Agreement and Atlas Credit Agreement as of October 1, 2021 and December 31, 2020, respectively.

Our debt balances are summarized as follows:

	October 1, 2021	December 31, 2020
	(in thousands)
Atlas 2021 credit agreement	$490,453	$-
Atlas credit agreement		294,463
Subtotal	490,453	294,463
Less: Loan costs, net	(7,868)	(15,443)
Less current maturities of long-term debt	(2,401)	(14,050)
Long-term debt	$480,184	$264,970

The Company in conjunction with the refinancing of the Atlas Credit Agreement on February 25, 2021 wrote off $15.2 million of deferred loan acquisition costs that were attributable to the agreement. The costs deferred as of October 1, 2021 relate to cost incurred with the Atlas 2021 Credit Agreement.

The following table presents, in millions, scheduled maturities of the Company’s debt as of October 1, 2021:

2021 (six months remaining)	$-
2022	3.6
2023	4.9
2024	4.9
2025	4.9
Thereafter	472.2
$490.5

The 2021 Atlas Credit agreement requires annual amortization of principal and interest paid in kind amounts of 1% or 2.5% depending on certain ratios. The Company is currently within the ratio that requires 1% annual amortization. Principal repayments commence during the Company’s second quarter 2022.

Effective Interest Rate

Our average effective interest rate on our total debt, exclusive of amortization of deferred debt issuance costs, during the nine months ended October 1, 2021 and September 30, 2020 was 8.1% and 6.9%, respectively.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated statements for the nine months ended October 1, 2021 and September 30, 2020 was $44.1 million and $18.3 million, respectively.

Other Commitments and Contingencies

In connection with our acquisitions during the year ended December 31, 2020, we may be required to pay earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisition. We have currently accrued $15.0 million and $11.3 million as the fair value of that liability within other current and other long-term liabilities, respectively, within our Consolidated Balance Sheet at October 1, 2021, which is temporary and subject to finalization.

In November 2020 and February 2021, we entered into a financing arrangement of our business-related insurance policies and the amount remaining is $0.4 million as of October 1, 2021.

As part of our self-insurance policies, we are required to furnish standby letters of credit to our reinsurers. We had $3.2 million of standby letters of credit in effect as of October 1, 2021.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due, in millions, as of October 1, 2021 are as follows:

2021 (three months remaining)	$3.9
2022	12.7
2023	10.0
2024	5.8
2025	3.1
Thereafter	3.2
$38.7

During 2020, the Company entered into an agreement with its fleet management company pursuant to which it would receive rebates of $1.3 million to be repaid over three years at an interest rate of 2.85% per annum. The rebates were secured by title to selected vehicles within the Company’s owned fleet of vehicles in Georgia and California.

Remaining payments are as follows:

2021 (three months remaining)	$0.1
2022	0.4
2023	0.2
$0.7

Off-Balance Sheet Arrangements

As of October 1, 2021, we had no material off-balance sheet arrangements.

Effects of Inflation

Based on the analysis of the periods presented, we believe that inflation has not had a material effect on our operating results through the nine months ended October 1, 2021 However, the Company has begun to experience higher costs to replace comparable employees as certain labor markets have tightened and for employees opting to return to work post COVID-19, which has resulted in increased cost of revenues as a percentage of revenues

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information called for by this item is not required as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of October 1, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

During the quarter ended October 1, 2021, there have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 2021.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ David D. Quinn, Sr.
Name:	David D. Quinn, Sr.
Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)