Form 10-K
period 2021-12-31
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2022-03-16
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $107,511,802.

As of March 14, 2022, 34,706,190 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 3,333,893 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the 2022 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	the effect, impact, potential duration or other implications of the COVID-19 pandemic and any expectations we may have with respect thereto;

●	the adequacy of our efforts to mitigate cybersecurity risks and threats, especially with employees working remotely due to the COVID-19 pandemic;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting, or changes required in, our key employees or directors;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business, as a result of which they would then receive expense reimbursements;

●	our public securities’ potential liquidity and trading;

●	changes adversely affecting the business in which we are engaged;

●	the risks associated with cyclical demand for our services and vulnerability to industry, regional and national downturns;

●	fluctuations in our revenue and operating results;

●	unfavorable conditions or further disruptions in the capital and credit markets;

●	our ability to generate cash, service indebtedness and incur additional indebtedness;

●	competition from existing and new competitors;

●	our ability to integrate any businesses we acquire and achieve projected synergies;

●	our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;

●	risks related to legal proceedings or claims, including liability claims;

●	our dependence on third-party contractors to provide various services;

●	our ability to obtain additional capital on commercially reasonable terms to fund acquisitions, expansions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

●	safety and environmental requirements and other governmental regulations that may subject us to unanticipated costs and/or liabilities;

●	our contracts with governmental agencies are subject to audit, which could result in adjustments to reimbursable contract costs or, if we are charged with wrongdoing, possible temporary or permanent suspension from participating in government programs;

●	general economic conditions and demand for our services; and

●	our ability to fulfill our public company obligations.

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

Risks Relating to Our Business and Industry

●	Outbreaks of diseases, including the COVID-19 global pandemic, have had an adverse effect on our business, financial condition, and our results of operations.

●	We may not achieve synergies and cost savings in connection with prior or future acquisitions.

●	Our continued success is dependent on hiring and retaining qualified personnel.

●	Our profitability may suffer if we fail to maintain adequate utilization of our workforce.

●	Our business operations and financial results may be adversely affected if we fail to successfully deliver our growth strategy.

●	Failure to maintain a safe work site could expose us to significant financial losses and reputational harm along with civil and criminal liabilities.

●	Demand from clients is cyclical and vulnerable to economic downturns, thus a weakened economy may adversely impact our financial results.

●	Our results of operations depend on new contracts and the timing of the performance of these contracts.

●	Our backlog is not necessarily indicative of our future revenues or earnings.

●	Our clients failing to timely pay amounts owed to us could adversely impact our business operations and financial results.

●	Our services expose us to significant risks of liability, and our insurance policies may not provide adequate coverage.

●	Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure and disrupt the management of our business operations.

●	Catastrophic events may adversely impact our business operations.

●	We engage in a highly competitive business and may lose market share, which would adversely impact our business operations.

●	The nature of our contracts subject us to risks of cost overruns, which could lead to reduced profits or, in some cases, losses.

●	Any disruption in government funding could adversely affect our business.

●	Governmental agencies may modify or terminate our contracts at any time prior to completion and failure to replace them may result in a decline in revenue.

●	Failure to comply with a variety of complex procurement rules and regulations could damage our reputation and result in our being liable for penalties.

●	We are dependent on third parties to complete certain elements of our contracts.

●	We may be precluded from providing certain services due to conflicts of interest.

●	Failure to maintain an effective system of internal control may affect our ability to accurately report our financial results.

●	An impairment charge on our goodwill could have a material adverse impact on our financial position and results of operations.

●	Rising inflation, interest rates and/or construction costs could reduce the demand for our services as well as decrease our profit on existing contracts.

●	We are subject to professional standards, duties and statutory obligations, all of which could expose us to liability and monetary damages.

●	If we fail to meet timing or performance standards on a project, we may incur a loss on that project, which would reduce our overall profitability.

●	The outcome of pending and future litigation could have a material adverse impact on our business.

●	Judicial determinations in favor of limiting the ability of public agencies to contract with private firms to perform government employee functions could have an adverse impact on our ability to compete for contracts and thus our financial results.

●	Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

●	Our credit agreements contain a number of restrictive covenants which could limit our ability to finance operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

●	Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

●	We and our clients are subject to environmental, health and safety laws and regulations that may require substantial costs to comply with and may expose us to significant penalties, damages or costs of remediation. Changes in such laws or regulations could also directly or indirectly reduce the demand for our services or make our operations more costly.

●	Changes in natural resource management or infrastructure industry laws could reduce the demand for our services or make our operations more costly, which could in turn adversely impact our revenue.

Risks Related to Our Common Stock

●	Our quarterly results may fluctuate significantly, which could have a materially adverse effect on the price of our common stock.

●	As an “emerging growth company,” we are subject to reduced disclosure requirements which could make our common stock less attractive to investors.

●	To the extent that shares of Class A common stock are issued, the number of shares eligible for resale in the public market will increase.

●	If we issue additional equity securities, our existing stockholders may experience dilution, such new securities may have rights senior to those of our common stock, and the market price of our common stock may be adversely affected.

●	Provisions in our second amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

v

●	Provisions in our second amended and restated certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock.

●	Concentration of ownership of our common stock among certain large stockholders may prevent new investors from influencing significant corporate decisions or adversely affect the trading price of our common stock.

●	The market price of our common stock may be affected by low trading volume.

●	If securities or industry analysts adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our stock price could decline.

●	There can be no assurance that we will be able to comply with the continued listing standards of NASDAQ.

General Risk Factors

●	Negative conditions in the credit and financial markets could result in liquidity problems, or increase our borrowing costs.

●	Cybersecurity breaches of our systems could adversely impact our ability to operate.

●	Failure to comply with federal, state, and local governmental requirements could adversely affect our business.

●	Changes in tax laws could increase our tax rate and materially affect our results of operations.

PART I

ITEM 1. BUSINESS

Overview

Headquartered in Austin, Texas, Atlas Technical Consultants, Inc. (the “Company”, “we”, or “Atlas” and formerly named Boxwood Merger Corp. (“Boxwood”)) is an infrastructure and environmental solutions company and leading provider of professional testing, inspection, engineering, environmental, program management and consulting services, offering solutions to public and private sector clients in the transportation, commercial, water, government, education, industrial, healthcare and power markets. Our customers include government agencies (federal, state and local), quasi-public entities, schools, hospitals, utilities and airports, as well as private sector clients across many industries.

With approximately 145 offices located throughout the United States, we provide a broad range of mission-critical technical services, helping our clients test, inspect, plan, design, certify and manage a wide variety of projects across diverse end markets.

We act as a trusted advisor to our clients, helping clients design, engineer, inspect, manage and maintain civil and commercial infrastructure, including roads and bridges, servicing existing structures as well as helping to build new structures. However, we do not perform any construction and do not take any direct construction risk. As such, our services require limited amounts of capital expenditures.

We provide a broad range of mission-critical technical services, ranging from providing inspection services in small projects to managing significant aspects of large, multi-year projects. For the year ended December 31, 2021, we:

●	performed approximately 40,500 projects, with average revenue per project of $10,000 or less; and

●	delivered approximately 90% of our revenue under “time & materials” and “cost-plus” contracts.

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

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes engineers, inspectors, scientists and other field experts. As of December 31, 2021, our technical staff represented nearly 80% of our approximately 3,450 employees. Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of December 31, 2021, our contracted backlog was estimated to be approximately $808 million. See “— Backlog” below for additional information relating to our backlog.

For the year ended December 31, 2021, we recognized approximately $538.8 million of gross revenues, ($29.7) million of net (loss), and $73.2 million of adjusted EBITDA.

Company History

Since our inception, we have strategically strengthened our capabilities and widened our footprint through organic growth and acquisitions of premier national and large regional technical service companies to create an industry-leading platform. Prior to the consummation of the Atlas Business Combination (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”), in 2017, we sequentially acquired three regional market leaders in each of Texas (PAVETEX Engineering LLC), Georgia (Moreland Altobelli Associates, LLC), and California (Consolidated Engineering Laboratories (“CEL”)). These businesses established our core services and capabilities. In 2018, we further augmented our core services and regional leadership through the acquisitions of Piedmont Geotechnical Consultants (Georgia) and SCST, Inc. (California). In January 2019, we acquired ATC Group Services LLC, an environmental and engineering consulting services company with over 1,700 employees across North America. In the year-ended December 31, 2020, we acquired: (i) Long Engineering LLC (“LONG”), a land surveying and engineering company headquartered in Atlanta, Georgia; (ii) Alta Vista Solutions (“Alta Vista”), a key provider of transportation-related testing and inspection services headquartered in Oakland, California; and (iii) WesTest LLC (“WesTest”), a key provider of transportation-related testing and inspection services headquartered in Lakewood, Colorado. In the year-ended December 31, 2021, we acquired (i) Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of New York, Inc. (“AEL”), a full-service materials testing and inspection firm providing on-site quality control and quality assurance services in New York and New Jersey and (ii) O’Neill Services Group (“O’Neill”), a quality assurance and environmental services firm that services clients throughout the Pacific Northwest. As a result of these acquisitions of key providers of technical services, we continue to expand our national platform.

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

At Atlas, we apply the following core values in all that we do:

●	Life — We enhance quality of life. We value people and safety above all else.

●	Heart — As our hallmarks, we act with compassion, empathy and respect.

●	Trust — We work together as partners, doing what we say with full accountability.

●	Mastery — Always striving for the highest quality, we ensure greatness inspires all our work.

Focus on Sustainability and the Environment

As an infrastructure and environmental solutions provider, we are committed to applying our expertise and values to help our clients to improve sustainable infrastructure and ensure a safe and healthy environment through the services we provide. We aim to assist our clients in the effective management of their environmental risks, including those related to climate change, while also minimizing our own environmental footprint.

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

Additionally, President Biden signed the Infrastructure Investment and Jobs Act  into law on November 15, 2021, which aims to revamp transportation, utilities and broadband. Included in the law is $550 billion of spending over the next five years with emphasis on roads, bridges, other major transportation projects, passenger and freight rail, public transit, airports and improvements to state and local water quality.

●	Expanding state & local transportation spend. Combined state and local spending for transportation infrastructure increased from $260 billion in 2014 to a projected $300 billion in 2021 and is expected to grow at a compound annual growth rate (“CAGR”) of approximately 4% through 2023. The top three states in projected transportation infrastructure spend for 2021, California, New York and Texas, account for approximately 33% of all state and local spending nationwide and represents markets where the Company has a presence.

●	Rising Environmental Expenditures. Health, safety and environmental (“HSE”) regulations have generally become increasingly stringent and complex over time amid heightened awareness of environmental issues by regulatory bodies and consumers. U.S. environmental consulting expenditures are expected to increase from $31 billion in 2020 to $41 billion in 2026. On a major infrastructure project, our services can range between 3-7% of the total project’s cost.

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

Service Lines

Testing, Inspection and Certification (“TIC”)

Any time a structure in the built environment is designed, built, repaired, refurbished or sold, our clients require critical path services to ensure infrastructure compliance, quality and integrity. We offer a comprehensive suite of TIC services to support a vast array of assets across different types, stages of life and end markets. In 2021, our TIC services represented approximately 32% of our revenues.

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

Environmental Services

Safeguarding the environment requires proactively providing sustainable solutions while understanding and assisting our clients in complying with current regulatory demands. We utilize our technical staff, specialized equipment, and long-term relationships to manage a broad range of our clients’ environmental needs and assist our clients in overcoming environmental and regulatory challenges across a wide range of industries. By integrating environmental management into our clients’ business plans and goals, we endeavor to assist them in reducing potential crisis management costs and liabilities, thereby allowing them to focus on their core competencies and improve the health and livability of their communities. We provide comprehensive solutions to our clients’ most challenging ecological issues. Through our highly trained team of engineers, geologists, hydrogeologists, archaeologists, inspectors and other specialty environmental professionals, we have the capability to manage every aspect of a project’s environmental needs. In 2021, environmental services represented roughly 38% of our revenues.

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

Our service offerings in E&D rest upon a foundation of years of experience in the design of a broad range of transportation and civil infrastructure projects, strong lines of communication, qualified planning and design professionals, and meticulous quality control measures throughout all stages of a project’s development. Our practice of knowledge-sharing among team members promotes continuous improvement of operations and is intended to provide maximum value for the client and reduce the likelihood of unforeseen problems during construction. Our E&D business has likewise been involved in supporting transportation and infrastructure work. In 2021, E&D represented 15% of our revenues.

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

Our program management experience spans a broad spectrum of industries including hospitality, healthcare, education, industrial and municipal projects throughout the United States for both public and private sector clients. We are involved with projects totaling more than $2 billion of in-place construction, and we manage large and small-scale facility improvement programs and multi-year local option sales tax programs and provide comprehensive program support. We work hand-in-hand with governments and institutions during each stage of a capital improvement program. In 2021, our PCQM service offerings made up roughly 15% of our revenues.

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

Key Clients and Projects

We currently serve over 10,000 different clients annually. While our ten largest clients accounted for approximately 19% of our consolidated revenue during the fiscal year ended December 31, 2021, no single client accounted for more than 10% during that period. Although we serve a highly diverse client base, approximately 50% of our net revenues were attributable to public and quasi-public sector clients. In this regard, public sector clients include U.S. federal, state and local government departments, agencies, systems and authorities, including Departments of Transportation, educational systems and public housing authorities, while quasi-public sector clients include utility service providers and energy producers. Of our private sector clients, our largest clients are commercial companies and contractors. Although we anticipate public and quasi-public sector clients to represent the majority of our revenues for the foreseeable future, we intend to continue expanding our service offerings to private sector clients.

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

Contracts

We enter into contracts that contain two principal types of pricing provisions: (1) time and materials/cost-reimbursable; and (2) fixed price. For the year ended December 31, 2021, approximately 90% of our revenue was recognized from time and materials/cost-reimbursable contracts, with approximately 10% from fixed price contracts.

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

Backlog

As of December 31, 2021, we had $808 million of backlog, of which $485 million, or approximately 60%, is expected to be recognized over the next twelve months and the majority of the balance over the next 24 months.

We analyze our backlog, which we define to include the total estimated future revenue streams associated with fully executed contracts as well as an estimate of highly probable revenues from recurring, task order-based contracts. Our contracted backlog includes revenue we expect to record in the future from signed contracts. In order to calculate backlog, we determine the amounts for contracted projects that are fully funded, and then determine the respective revenues expected to be realized upon completion of work. We use backlog to evaluate Company revenue growth as it typically follows growth in backlog. As backlog is not a defined accounting term, our computation of backlog may not be comparable with that of our peers. In addition, project cancellations and scope adjustments may occur from time to time. For example, certain contracts are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Our backlog for the period beyond the next twelve months may be subject to variation from the prior year as existing contracts are completed, delayed or renewed or new contracts are awarded, delayed or canceled. In addition, our contracts may contain option periods which must be evaluated. Accordingly, our backlog as of any particular date is an uncertain indicator of future earnings.

Offices

Our principal executive offices are located at 13215 Bee Cave Parkway, Building B, Suite 230, Austin, Texas 78738, which we have leased through October 2024 with annual lease terms of $0.4 million plus operating expenses over the life of the lease. We do not own any significant real property. We currently operate out of approximately 145 leased locations. Our lease terms vary from month-to-month to multi-year commitments. We do not consider any of these leased properties to be materially important to our overall operations. While we do believe it is necessary to maintain offices through which our services are coordinated, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand our operations.

Atlas Geographic Footprint

Human Capital Management

At Atlas, our employees are our assets; they are the very foundation of our success, the heart of our organization and the drivers of our future potential. As of December 31, 2021, we had approximately 3,450 employees, approximately 85% of which were full-time employees and approximately 80% of which represent technical staff with specialized expertise such as engineers, inspectors, scientists and other field experts. We consider our employee relations to be good.

Our employee attrition rate for 2021 among all staff, part-time and full-time, was approximately 20%. To date, we have been able to locate and engage highly qualified employees as needed  and we do not expect our growth efforts to be constrained by a lack of qualified personnel. However, our ability to attract, retain, engage and support a diverse and highly qualified workforce is essential to our future success. As such, we prioritize diversity within our employee population and proactively foster a culture of inclusion throughout our organization, and we place the health, safety and wellbeing of our employees above all else.

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

Information About Our Executive Officers

Incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2021 year end.

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

Our business strategy involves growth through, among other things, the acquisition of other companies. We may finance these acquisitions or other strategic investments with cash, the issuance of equity or equity-linked securities or a combination of the foregoing, and therefore any such acquisition or strategic investment could be dilutive to our existing stockholders. We try to acquire companies that we believe will strategically fit into our business and growth objectives, including, for example, our acquisition of ATC Group Services LLC in January 2019, LONG in February 2020, Alta Vista in September 2020, WesTest in December 2020, AEL in April 2021 and O’Neill in July 2021. We are continuously evaluating multiple acquisition or strategic investment opportunities, some of which may be material to our results of operations and financial condition. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on our financial results.

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

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of December 31, 2021, our backlog totaled approximately $808 million. There is no assurance that backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at the discretion of the client. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time depending on the nature of the project and the timing of the services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

As of December 31, 2021, approximately 10% of our revenues were earned under fixed price contracts. Fixed price contracts require us to estimate the total cost of the project in advance of performing it. For fixed price contracts, we may benefit from any cost savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed price contracts are established in part on partial or incomplete designs, cost and scheduling estimates that are based on several assumptions, including those about future economic conditions, commodity and other materials pricing and availability of labor, equipment and materials, in addition to other exigencies. If the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform or changes in general economic conditions, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, cost overruns could have a material adverse impact on our business, financial condition and results of operations.

We derive a large portion of our gross revenues from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

During fiscal 2021, approximately 50% of our gross revenues was derived from federal, state and local government related projects. The demand for our government-related services is generally driven by the level of government program funding. Each year, client funding for some of our U.S. government contracts may directly or indirectly rely on government appropriations or public-supported financing. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as U.S. state and local municipal bonds may be only partially raised to support existing projects. Similarly, an economic downturn may make it more difficult for U.S. state and local governments to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by:

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

An impairment charge on our goodwill or intangible assets could have a material adverse impact on our financial position and results of operations.

Because we have grown in large part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. Under U.S. GAAP, we are required to test goodwill and intangible assets carried in our consolidated balance sheet for possible impairment on an annual basis based upon a fair value approach. As of December 31, 2021, we have $231.7 million of goodwill and intangible assets, representing 55% of our total assets of $420.5 million. We also are required to test goodwill and intangible assets for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below our book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.

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

Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all the risk of rising inflation with respect to those contracts that are fixed price. Because a portion of our revenues are earned from fixed price contracts (approximately 10% as of December 31, 2021), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed price and lump sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. In addition, there is a time lag in recovering labor cost increases from our clients on time and materials/cost reimbursable contracts. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition and results of operations.

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

Finally, environmental, social, and governance (“ESG”) goals and programs, which typically include extra legal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors, shareholders and activists across many industries. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place.

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

In the first quarter of 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities, as described further in Note 7 “Long-Term Debt” within the Consolidated Financial Statements. The credit agreements include a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of each of Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries to:

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

Borrowings under the Atlas 2021 Credit Agreements (described further in Note 7 “Long-Term Debt” within the Consolidated Financial Statements) bear interest at variable rates, exposing us to interest rate risk. If the interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our results of operations and cash flows for servicing our indebtedness would decrease.

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

In February 2021 we acquired AEL, the purchase price for the acquisition included an equity component pursuant to which we issued 738,566 shares of Class A common stock to the former owner of AEL. In July 2021 we acquired O’Neill, the purchase price for which included an equity component pursuant to which we issued 653,728 shares of Class A common stock to the former owner and certain former employees of O’Neill. The issuance of our Class A common stock as consideration for the acquisitions of AEL and O’Neill, or any future acquisition, result in dilution of our existing stockholders and may adversely affect the market price of our common stock.

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

Although a trading market for our Class A common stock exists on the NASDAQ, the trading volume has not been significant, due in part to a substantial number of our outstanding shares of our common stock either being held by a single shareholder or subject to contractual lock-ups and other legal restrictions. Additionally, a portion of our common stock is currently made up of Class B common stock, which is not listed on a public exchange but is exchangeable (along with Holdings Units) for shares of Class A common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Low volume can also reduce liquidity, which could adversely affect the market price of our shares of common stock.

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

We are subject to tax laws in the U.S. It is not currently known what changes Congress, working with the President, may make to existing tax laws and how those changes (if any) will affect the economy, our business, results of operations, financial condition and cash flows. These and other changes in tax laws and regulations could increase our effective tax rate and harm our results of operations.

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

Holders of Record

As of March 14, 2022, there were approximately 47 holders of record of our Class A common stock and 67 holders of record of our Class B common stock.

Dividends

We have not paid any cash or stock dividends on our Class A common stock to date. The payment of dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the Board at such time and the Board is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, under the terms of our debt agreements, our ability to declare dividends is restricted.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the quarter ended December 31, 2021.

ITEM 6. [reserved]

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

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

Headquartered in Austin, Texas, we are a leading provider of professional testing, inspection, engineering, environmental, program management and consulting services, offering solutions to public and private sector clients in the transportation, commercial, water, government, education, industrial, healthcare and power markets. With approximately 145 offices located throughout the United States, we provide a broad range of mission-critical technical services, helping our clients test, inspect, certify, plan, design and manage a wide variety of projects across diverse end markets. For the year ended December 31, 2021, we:

●	performed approximately 40,500 projects, with average revenue per project of less than $10,000 or less; and

●	delivered approximately 90% of our projects under “time & materials” and “cost-plus” contracts.

We act as a trusted advisor to our clients, helping our clients design, engineer, inspect, manage and maintain civil and commercial infrastructure, servicing the existing structures as well as helping to build new structures. However, we do not perform any construction, and do not take any direct construction risk.

For the year ended December 31, 2021, we:

●	performed approximately 40,500 projects, with average revenue per project of less than $10,000 or less; and

●	delivered approximately 90% of our projects under “time & materials” and “cost-plus” contracts.

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

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes scientists, engineers, inspectors and other field experts. As of December 31, 2021, our technical staff represented approximately 80% of our approximately 3,450 employees. Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of December 31, 2021, our contracted backlog was estimated to be approximately $808 million. See “—Backlog” below for additional information relating to our backlog.

COVID-19 Pandemic

See Note 14 “COVID – 19 Pandemic” to the Consolidated Financial Statements for a discussion of the COVID-19 Pandemic.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for a description of the recent accounting pronouncements.

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

Subsequent to the Atlas Business Combination, income taxes relating to the C-Corps owned directly by Atlas Intermediate, the State of Texas Margin tax and the State of Washington Business and Occupation tax are considered within the provision of non-controlling interest as it is generated through the results of Atlas Intermediate and its subsidiaries.

Net Income (loss)

Net income from continuing operations reflects our operating income after taking into account costs and expenses for a given period, while excluding any gain or loss from discontinued operations.

Provision for Non-controlling Interest

Our ownership and voting structure are comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 91.0% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 9.0% of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

Due to the participation of the holders of our Class B common stock in the results of Atlas Intermediate and subsidiaries, a non-controlling interest was deemed to exist. Consolidated net income includes earnings attributable to both the shareholders and the non-controlling interests.

The provision for non-controlling interest relates to pre-tax income subsequent to the Atlas Business Combination and includes a pro-rata share of taxes as federal and state income taxes relating to the C-Corps directly owned by Atlas Intermediate, the State of Texas Margin tax, and the State of Washington Business and Occupation tax as it is generated through the results of Atlas Intermediate and its subsidiaries.

Upon the close of the Atlas Business Combination, the holders of our Class B common stock participated in 80.6% of the results of Atlas Intermediate and its subsidiaries. This percentage has declined since the Atlas Business Combination due to the exchange of Atlas Intermediate units, together with Class B common shares, for Class A common shares as contractual lock-ups have expired and the exchange of our public and private placement warrants for Class A common shares during November and December 2020 because of our tender offer and warrant exchange.

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

RESULTS OF OPERATIONS

Overview of Financial Results

During the year ended December 31, 2021, we continued to integrate our businesses into the Atlas name and execute on our growth strategy by targeting accretive and deleveraging acquisitions that complement our existing platform and strengthen our position in select areas of the country. We closed both the acquisitions of Atlantic Engineering Laboratories of NY, Inc. (“AEL”) and O’Neill Service Group (“O’Neill”) in the second quarter. These firms will strengthen our position in the Northeast and Pacific Northwest, respectively.

Our focus on providing environmental and other professional services without undertaking direct construction risk or having the carbon footprint of a manufacturing entity provides a growing platform for us to assist our clients in addressing their ongoing Environmental, Social and Governance (“ESG”) objectives and maintaining compliance with local laws and regulations. Examples of projects awarded to us during the year end December 31, 2021 included an $11 million contract with the US Bureau of Reclamation and a $4 million contract with the City of Augusta, Georgia, a trend along with our infrastructure work that we expect to continue through 2021 and beyond.

In addition to record liquidity of $50.7 million at December 31, 2021, we had strong operating income this year in comparison to an operating loss for the prior year as we benefited from the acquisitions we made during the latter part of 2020 and early 2021. We also saw a tempered rebound to pre-COVID levels in our legacy operations. Last year’s operating loss was strongly impacted by the costs incurred with the Atlas Business Combination and the reduction to our revenues resulting from COVID-19.

However, we incurred higher interest expense charges in 2021 associated with the debt refinancing in February 2021. This year’s interest expense included a $15.2 million write-off of deferred financing costs. The debt refinancing simplified our capital structure and lowered our overall cost of capital. In the prior year, we had lower interest charges but incurred redeemable preferred stock dividends which were excluded from net income calculations.

We have experienced an increase in our cost of revenues expressed as a percentage of revenues due to changes in our project mix and increased labor availability and wage pressures affecting our industry as well as the greater U.S. labor sector. We are actively managing and updating our rates with our customers to mitigate this in future periods as well as assessing our existing workforce and its flexibility to mitigate the impact of future variants to the COVID-19 virus.

Backlog has grown to $808 million with key wins this year including:

●	$44 million contract for program and construction management services on a significant project that will promote rail accessibility between Manhattan and surrounding areas;
●	$24 million contract with Georgia Department of Transportation to provide statewide subsurface utility engineering services;
●	$18 million contract for construction inspection services with the US Federal Highway Administration;
●	$15 million with TxDOT for design quality assurance on the Interstate 35 (“I-35”) Northeast expansion project;
●	$18 million for quality assurance and verification services with the California Department of Transportation (“Caltrans”); and
●	$8 million contract with the Texas Department of Transportation (“TxDOT”) for construction engineering and inspection services for the Odessa, Texas district.

These wins are indicative of the breadth of service offerings and the integration of our legacy companies with our acquisitions into a nationwide platform. For instance, the I-35 project will support a highly valued relationship with TxDOT by many of our legacy operating companies.

Our stock was added as a member to the Russell 3000® Index which we believe reflects on the progress we have made in creating shareholder value by delivering on significant milestones, including organic growth, accretive acquisitions, and optimization of our capital structure.

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated (in thousands, except per share data).

	For the Year Ended December 31,
	2021	2020
Revenues	$538,799	$468,217

Cost of revenues	(284,002)	(245,714)
Operating expenses	(227,161)	(224,759)

Operating income (loss)	27,636	(2,256)

Interest expense	(54,817)	(24,673)

Loss before income taxes	(27,181)	(26,929)
Income tax expense	(2,524)	(718)

Net loss	(29,705)	(27,647)

Provision for non-controlling interest	13,216	16,558

Redeemable preferred stock dividends	(5,899)	(16,161)

Net loss attributable to Class A common stock shareholders/members	$(22,388)	$(27,250)

(Loss) Per Class A common share	$(0.81)	$(0.93)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	27,799,511	6,696,473

Comparison of the year ended December 31, 2021 to 2020:

Revenue

Revenue for the year ended December 31, 2021 increased by $70.6 million, or 15%, to $538.8 million as compared to $468.2 million for the corresponding prior year period. The acquisitions of AltaVista, WesTest, AEL and O’Neill contributed $57.7 million to the Company’s revenues for the year ended December 31, 2021.

The remainder is due to our legacy business which has seen a measured rebound to pre-COVID-19 performance levels and experienced increased revenues on a significant, materials handling project in the Pacific Northwest for a longtime client. This was offset by the revenue declines in our Texas operations as two significant projects active in the year ended December 31, 2020 were placed on indefinite hold or temporarily scaled back by their respective owners in 2021 and not replaced by comparably sized projects.

Cost of Revenue

Cost of revenue for the year ended December 31, 2021 increased $38.3 million, or 16%, to $284.0 million, as compared to $245.7 million for the corresponding prior year period. The increase in cost of revenues was due to the increase in revenues.

Cost of revenue, as a percentage of revenue, were relatively consistent at 52.7% and 52.5% for the years ended December 31, 2021and 2020, respectively. The 0.2% increase when comparing the reporting periods was primarily due to a change in project mix when comparing the two years.

Operating Expense

Operating expense for the year ended December 31, 2021 increased by $2.4 million, or 1%, to $227.2 million as compared to $224.8 million for the corresponding prior year period. For the year ended December 31, 2021, operating expense, as a percentage of revenue, decreased to 42.2% from 48.0% for the year ended December 31, 2020.

We would have expected a larger change in operating expense when comparing the two periods as the year ended December 31, 2020 included significant costs associated with the consummation of the Atlas Business Combination. The Company expensed $7.5 million of acquisition related costs and $12.0 million of costs incurred with change of control provisions contained within employment agreements and our former Management Incentive Plan during the year ended December 31,2020. Costs associated with the Atlas Business Combination represented 4.2% of our revenues in the prior year.

We did not see a full $19.5 million reduction in operating costs for the year ended December 31, 2021 as this period included $17.1 million of additional costs relating to the timing of the Alta Vista, WesTest, AEL and O’Neill acquisitions as well as a non-cash charge of $5.9 million relating to the change in the fair market value of contingent consideration associated with acquisitions.

The Company has also sought to reduce its reliance on external services firms that assisted us as we undertook the responsibilities of a newly public company and with financing and capital structure decisions in the prior year. During the current year, we have reduced those external costs but have incurred higher labor related costs, both in cash and non-cash form in an effort to retain and attract talent within our leadership team throughout the Company to fulfill those roles internally.

Interest Expense

Interest expense for the year ended December 31, 2021 increased by $30.1 million, or 122%, to $54.8 million, as compared to $24.7 million for the corresponding prior year period. The primary reason for the increase was due to the write-off of deferred loan acquisition costs previously paid in 2020 in connection with the Atlas Business Combination in the amount of $15.2 million in the year ended December 31, 2021 in comparison to a $1.7 million write-off during the year ended December 31, 2020. These write-offs were a result of the repayment of the underlying credit agreements during their respective periods.

Interest expense also increased for the year ended December 31, 2021 due to higher interest rates and borrowing levels in part relating to the redemption of the Preferred Units. As the Preferred Units were redeemed, we will no longer record dividends for the remainder of the year but will experience an increase in interest expense with the balance of the new term loan increased with the new credit facilities entered into in February 2021.

Income Tax Expense

Income tax expense for the year ended December 31, 2021 was $2.5 million, compared to income tax expense of $0.7 million for the year ended December 31, 2020. The $1.8 million increase in income tax expense was primarily due to the impacts of the AltaVista acquisition and the rebound from COVID-19 on our operations that are organized as C-Corps based in Northern California during the year ended December 31, 2021 in comparison to 2020.

Provision for Non-controlling Interest

The provision for non-controlling interest for the year ended December 31, 2021 decreased by $3.4 million or 20% to $13.2 million from $16.6 million for the corresponding period. The provision for non-controlling interest is due to the reverse recapitalization created by the Atlas Business Combination whereby the initial holders of our Class B common stock only share in the results of Atlas Intermediate and its subsidiaries based upon their ownership percentage in relation to total common stockholders. This treatment is effective from the Atlas Business Combination until the exchange of Class B common stock to Class A common stock. Shares of Class B common stock issued subsequent to the Atlas Business Combination are not included in the Company’s calculation of the non-controlling interest provision.

The decrease in the provision for non-controlling interest has been affected by the decision of our holders of Class B common stock to convert their shares to Class A common stock as their contractual lockups, as determined within the Atlas Business Combination, have expired and the timing of conversion is left to their discretion. This is evidenced by the fact that we had 18.3 million Class B common shares convert to Class A common stock during the year ended December 31, 2021.

Although the holders of Class B common stock participated at a higher rate during the period that spanned from the close of the Atlas Business Combination through December 31, 2020 than the year ended December 31, 2021 at 80.6% versus 22.7%, respectively, the decrease to the provision when comparing reporting periods was not commensurate with the participation rate decline. This was due to the fact that the prior year period excluded the costs incurred with the Atlas Business Combination as those costs pre-dated the new ownership structure. If those $19.5 million of costs incurred were included in the provision, the provision would have been $15.3 million greater last year than calculated and more consistent with the reduction in Class B common stock shareholder participation.

We expect the provision to continuously decline as the holders of Class B common stock only hold 9.0% of the Company as of December 31, 2021.

Redeemable Preferred Stock Dividends

Redeemable preferred stock dividends for the year ended December 31, 2021 decreased by $10.3 million, or 64%, to $5.9 million from $16.2 million for the year ended December 31, 2020. During the prior year, we held the Preferred Units for ten and one-half months versus approximately two months in the current year as they were repaid on February 25, 2021. We would expect a more significant decline due to timing, but we had to accrete the remaining discount at redemption and that was approximately $3.1 million of the dividends recorded in the year ended December 31, 2021. As noted above, this cost was replaced by higher interest expense this period in comparison to the prior period.

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

	For the year ended December 31,
	2021	2020
	(in millions)
Net (loss) income	$(29.7)	$(27.6)
Interest(4)	54.8	24.7
Taxes	2.5	0.7
Depreciation and amortization	23.7	26.1
EBITDA	51.3	23.9

EBITDA for acquired business prior to acquisition date(1)	$-	$0.8
One time legal/transaction costs and other non-recurring charges(2)	10.3	26.6
Non-cash change in fair value of contingent consideration	5.8
Non-cash equity compensation(3)	5.8	11.4
Adjusted EBITDA	$73.2	$62.7

(1)	Includes the EBITDA of LONG (which we acquired in February 2020) for the period January 1, 2020 through the date of the acquisition.
(2)	Includes costs associated with lease accruals related to moving to a hybrid workforce, employee separation charges, professional service-related fees such as legal, accounting, tax, valuation and other consulting as well as change in control payments relating to the Atlas Business Combination and other M&A activity. Additionally, it includes costs related to the COVID-19 pandemic and other non-recurring expenses..
(3)

Includes the amortization of the unvested portion of our 2017 and 2019 Management Incentive Plan grants that vested immediately upon the change in control provisions contained within the agreements, the amortization of unvested restricted share units, performance share units and stock options granted in 2020 and 2021 to key management personnel and our compensation to our Board of Directors.

(4)	Includes $15.2 million and $1.7 million of write-offs relating to deferred financing fees for the years ended December 31, 2021 and 2020, respectively.

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

We continue to assess our business operations and the impact that COVID-19 may have on our financial results and liquidity. Because of the COVID-19 pandemic and related project delays, during fiscal year 2020 we experienced a reduction in revenues and our cash flows in comparison to the previous comparable period. We will continue to monitor our capital requirements to ensure our needs are in line with available capital resources and we will continue to monitor the impact of COVID-19 on our liquidity. As of December 31, 2021, we had total liquidity of $50.7 million compared to liquidity of $39.0 million as of December 31, 2020.

Other than the impact on cash flows from operations relating to the increase in interest expense, we have not experienced other liquidity decreases.

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	For the year ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$29,104	$15,483
Net cash used in investing activities	(36,547)	(23,567)
Net cash provided by financing activities	4,078	1,961
Net (decrease) in cash and cash equivalents	$(3,365)	$(6,123)

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

Cash and Cash Equivalents.

At December 31, 2021 and 2020, we had $10.7 million and $14.1 million of cash and cash equivalents, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection, engineering, environmental, program management and consulting services.

Net cash provided by operating activities was $29.1 million for the year ended December 31, 2021, compared to $15.5 million for the year ended December 31, 2020. The increase of $13.6 was primarily due to our stronger operating income this year in comparison to the prior year.

Investing Activities

Net cash used in investing activities was ($36.5) million for the year ended December 31, 2021, compared to ($23.6) million for the year ended December 31, 2020. The $12.9 million increase in cash used was related to our acquisitions of AEL and O’Neill in the year ended December 31, 2021 when the prior year period only included the acquisitions of LONG, Alta Vista and WesTest. Please refer to Note 4 “Business Acquisitions” to the Consolidated Financial Statements for the terms and relative size of each acquisition.

Financing Activities

Net cash provided by financing activities was $4.1 million for the year ended December 31, 2021, compared to $2.0 million provided by during the year ended December 31, 2020. The $2.1 million increase to net cash provided by financing activities was primarily due to the $35.0 million received from our term loan that was utilized for the acquisitions of AEL and O’Neill, netted by the ($30.0) million we paid towards our revolving letter of credit. We also paid ($1.2) million in redeemable preferred stock dividends and ($1.7) million relating to contingent consideration during the year ended December 31, 2021. In comparison, we paid ($6.6) million for redeemable preferred stock dividends in the year ended December 31, 2020.

The Company raised additional money during 2020 through the Atlas Credit Agreement, described herein, and the issuance of redeemable preferred stock which was used to pay a distribution to the former owners of Atlas Intermediate, acquire LONG and pay off the Atlas Credit Facility.

Working Capital

Working capital, or current assets less current liabilities, decreased by $11.5 million, or 12%, to $81.3 million at December 31, 2021 from $92.8 million at December 31, 2020. This decrease was due primarily to increases in accounts payable of $14.1 million and other current liabilities of $14.5 million as of December 31, 2021 versus 2020 offset by a reduction in our short-term borrowings in the amount of ($10.0) million at December 31, 2021 versus 2020.

Our increase in accounts payable were a result of our efforts to pay off our revolving letter or credit which is recorded as a non-current liability and appropriately excluded from working capital.

Our increase in other current liabilities was primarily due to fair market value adjustments we made to contingent consideration liabilities that are due companies we acquired in 2020 and 2021. Overall, the current portion of that liability increased $19.8 million when comparing December 31, 2021 to 2020. A portion of that increase is due to timing of payments relating to first and second earnout periods of the Alta Vista and WesTest acquisitions and second earnout period of the LONG acquisition. The remainder is due to the acquisitions of AEL and O’Neill.

The reduction in short-term borrowings were due to the amounts considered due within one year from our balance sheet date and were calculated in accordance with the applicable credit agreements in place at the time of our balance sheet preparation.

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

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 month of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $35 million has been used and $40 million remains available as of December 31, 2021, and an uncommitted incremental term loan facility that may be incurred after closing (the “2021 Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “2021 Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20.0 million (the “2021 Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “2021 ABL Revolver Agreement,” and together with the 2021 Term Loan Agreement, collectively the “Atlas 2021 Credit Agreements”).

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

The Company has been in compliance with the terms of the Atlas 2021 Credit Agreement and Atlas Credit Agreement as of December 31, 2021 and 2020, respectively.

Our debt balances are summarized as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Atlas 2021 credit agreement	$473,392	$-
Atlas credit agreement	-	294,463
Subtotal	473,392	294,463
Less: Loan costs, net	(7,593)	(15,443)
Less current maturities of long-term debt	(3,606)	(14,050)
Long-term debt	$462,193	$264,970

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2021:

2022	$3.6
2023	4.9
2024	4.9
2025	4.9
2026	5.0
Thereafter	450.1
$473.4

Our average effective interest rate on our total debt, exclusive of amortization of deferred debt issuance costs, during the year ended December 31, 2021 and 2020 was 8.2% and 7.0%, respectively.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated statements for the year ended December 31, 2021 and 2020 was $54.8 million and $24.7 million, respectively. If the amortization of deferred debt issuance costs were excluded, interest expense would be $39.6 million and $23.0 million for the years ended December 31, 2021 and 2020, respectively.

Other Commitments and Contingencies

In connection with our acquisitions during the year ended December 31, 2020, we may be required to pay earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisition. We have currently accrued $19.8 million and $11.6 million as the fair value of that liability within other current and other long-term liabilities, respectively, within our Consolidated Balance Sheet at December 31, 2021, which is temporary and subject to finalization.

As part of our self-insurance policies, we are required to furnish standby letters of credit to our reinsurers. We had $3.7 million of standby letters of credit in effect as of December 31, 2021.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due, in millions, as of December 31, 2021 are as follows:

2022	$14.1
2023	11.9
2024	8.1
2025	4.4
2026	2.9
Thereafter	4.1
$45.5

During 2020, the Company entered into an agreement with its fleet management company pursuant to which it would receive rebates of $1.3 million to be repaid over three years at an interest rate of 2.85% per annum. The rebates were secured by title to selected vehicles within the Company’s owned fleet of vehicles in Georgia and California.

During the fourth quarter of the year ended December 31, 2021, the Company entered into a similar agreement with its fleet management company in which it would receive $1.6 million secured by vehicles owned by O’Neill. Financial terms for the O’Neill transaction were similar to agreement entered into during 2020.

Remaining payments are as follows:

2022	$1.0
2023	0.7
2024	0.5
$2.2

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

Revenue Recognition

Our accounting policies establish principles for recognizing revenue upon the transfer of control of promised goods or services to customers. We generally recognize revenues over time as performance obligations are satisfied. In the course of providing these services, we may subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients, and in accordance with accounting rules, are included in our revenue and cost of revenue. Please refer to Note 2 “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for further information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2021 year end.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2021 year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2021 year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2021 year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2021 year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the below Exhibit Index.

Exhibit No.	Description
2.1	Unit Purchase Agreement, dated August 12, 2019, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 23, 2020, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
3.2	Second Amended and Restated Bylaws of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
4.1	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
4.2	Amendment No. 1 to Warrant Agreement, dated as of November 17, 2020, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2020).
4.3*	Description of Securities.
4.4	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
10.1	Subscription Agreement, dated as of February 14, 2020 between Atlas TC Holdings LLC and GSO COF III AIV-2 LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.2	Support Letter, dated as of February 14, 2020, between Boxwood Merger Corp. and GSO Capital Partners LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.3	Credit Agreement, dated as of February 14, 2020, by and among Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC, the lenders and issuing banks from time to time party thereto, and Macquarie Capital Funding LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.4	Amendment No. 1 to the Credit Agreement, dated March 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).
10.5	Amendment No. 2 to the Credit Agreement, dated March 31, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).
10.6	Credit Agreement, dated as of February 25, 2021, by and among Atlas TC Holdings LLC, Atlas Intermediate Holdings LLC, the lenders and issuing banks from time to time party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2020).
10.7	Credit Agreement, dated as of February 25, 2021, by Atlas TC Holdings LLC, Atlas Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, an issuing bank and lender and the other lenders from time to time thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2020).
10.8	Nomination Agreement dated as of February 14, 2020, by and among Atlas Technical Consultants, Inc., BCP Energy Services Fund, LP, BCP Energy Services Fund-A, LP and BCP Energy Services Executive Fund, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.9	Registration Rights Agreement, dated as of February 14, 2020, by and among Atlas Technical Consultants, Inc. and Atlas Technical Consultants Holdings LP and its limited partners (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.10	Registration Rights Agreement, dated as of February 14, 2020, by and among Boxwood Merger Corp. and GSO Capital Opportunities Fund III LP (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).

10.11	Voting Agreement, dated as of February 14, 2020, by and between Atlas Technical Consultants, Inc. and Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.12	Lockup Agreement, dated as of February 14, 2020, by and between Atlas Technical Consultants, Inc. and Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.13	Amended and Restated Limited Liability Company Agreement of Atlas TC Holdings LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.14	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Atlas TC Holdings LLC, dated as of February 25, 2021, by Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2020).
10.15	Restrictive Covenant Agreement, dated February 14, 2020, by and among Atlas Technical Consultants Holdings LP, Atlas Technical Consultants, SPV, LLC and Arrow Environmental SPV, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.16†	Atlas Technical Consultants, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.17	Commitment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.18	Closing Payment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.19	Forfeiture Agreement, dated as of January 23, 2020, by and among Boxwood Sponsor, LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.20	Amendment No. 1 to Commitment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.21	Debt Commitment Letter, dated August 12, 2019, by and among Boxwood Merger Corp., Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.22†	Employment Agreement, dated as of August 12, 2019, by and between Boxwood Merger Corp. and L. Joe Boyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.23	Stockholder Support Agreement, dated as of August 12, 2019, by and between Atlas Technical Consultants Holdings LP, Boxwood Sponsor LLC, MIHI Boxwood Sponsor LLC, MIHI LLC, Boxwood Management Company, LLC and the Company’s officers and directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.24	Letter Agreement, dated November 15, 2018, among the Company, Boxwood Sponsor, LLC, and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.25	Investment Management Trust Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.26	Registration Rights Agreement, dated November 15, 2018, among the Company, Boxwood Sponsor, LLC and initial stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.27	Securities Purchase Agreement, dated November 15, 2018, between the Company and Boxwood Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.28†	Expense Advancement Agreement, dated November 15, 2018, between the Company and Boxwood (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).

10.29	Letter Agreement, dated November 15, 2018, between the Company and Macquarie Capital (USA) Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.30	Letter Agreement, dated November 15, 2018, among the Company, MIHI LLC and Boxwood Management Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.31	Promissory Note, Dated August 22, 2018, issued to Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.32	Securities Subscription Agreement, dated June 28, 2017, between the Registrant and MIHI LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.33†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.34	Securities Assignment Agreement, dated as of October 22, 2018, between Boxwood Sponsor LLC and the independent director nominees (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.35†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 09, 2020).
10.36†	Form of RSU Award Agreement (Director) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form S-8 filed with the SEC on April 17, 2020).
10.37†	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and David Quinn (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
10.38†	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and Gary Cappa (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
10.39†	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and Walter Powell (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
10.40†	Form of RSU Award Agreement (Employee) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
10.41†	Form of RSU Award Agreement (Current Executive) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).
10.42†	Form of RSU Award Agreement (Future Executive) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).
10.43†	Form of PSU Award Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).
10.44†	Form of PSU Award Agreement (Executive) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).
10.45*†	Amendment No. 1 to Employment Agreement, dated as of December 17, 2021, by and between Atlas Technical Consultants LLC and L. Joe Boyer.
10.46*†	Amended and Restated Employment Agreement, dated as of December 17, 2021, by and between Atlas Technical Consultants LLC and David D. Quinn, Sr.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement.

ATLAS TECHNICAL CONSULTANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Atlas Technical Consultants, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Atlas Technical Consultants, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit and members’ capital, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 15, 2022

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and equivalents	$10,697	$14,062
Accounts receivable, net	105,362	99,822
Unbilled receivables, net	45,924	38,350
Prepaid expenses	5,061	5,874
Other current assets	4,039	4,557

Total current assets	171,083	162,665

Property and equipment, net	13,757	14,134
Intangible assets, net	107,314	86,008
Goodwill	124,348	109,001
Other long-term assets	4,015	4,254

TOTAL ASSETS	$420,517	$376,062

LIABILITIES, REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ DEFICIT
Current liabilities:
Trade accounts payable	$42,521	$28,456
Accrued liabilities	17,124	15,011
Current maturities of long-term debt	3,606	14,050
Other current liabilities	26,489	12,036

Total current liabilities	89,740	69,553

Long-term debt, net of current maturities and loan costs	462,193	264,970
Other long-term liabilities	20,074	24,296

Total liabilities	572,007	358,819

COMMITMENTS AND CONTINGENCIES (NOTE 14)

Redeemable preferred stock	-	151,391

Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 33,645,212 and 12,841,584 shares issued and outstanding at December 31, 2021and 2020, respectively	3	1
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 3,328,101 and 22,438,828 shares issued and outstanding at December 31, 2021 and 2020, respectively	-	2
Additional paid in capital	(102,692)	(37,382)
Non-controlling interest	(20,210)	(90,566)
Retained deficit	(28,591)	(6,203)

Total shareholders’ deficit	(151,490)	(134,148)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, SHAREHOLDERS’ DEFICIT	$420,517	$376,062

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2021	2020
Revenues	$538,799	$468,217

Cost of revenues	(284,002)	(245,714)
Operating expenses	(227,161)	(224,759)

Operating income (loss)	27,636	(2,256)

Interest expense	(54,817)	(24,673)

Loss before income taxes	(27,181)	(26,929)
Income tax expense	(2,524)	(718)

Net loss	(29,705)	(27,647)

Provision for non-controlling interest	13,216	16,558

Redeemable preferred stock dividends	(5,899)	(16,161)

Net loss attributable to Class A common stock shareholders/members	$(22,388)	$(27,250)

(Loss) Per Class A common share	$(0.81)	(0.93)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	27,799,511	6,696,473

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS’ DEFICIT AND MEMBERS’ CAPITAL

(in thousands)

	Consolidated Statement of Shareholders’ Deficit and Members’ Capital
	Class A Common Stock		Class B Common Stock		Additional Paid in	Members’	Non- Controlling	Retained
	Shares	Amount	Shares	Amount	Capital	Capital	Interests	Deficit	Total
Balance at December 31, 2019		$-		$-	$-	$127,443	$-	$-	$127,443
Member distributions						(21,830)			(21,830)
Equity based compensation					950	9,845			10,795
Net loss prior to Atlas Business Combination						(21,047)			(21,047)
Recapitalization in connection with Atlas Business Combination	5,767	1	23,974	2	(23,632)	(94,411)	(96,990)		(215,030)
Net loss post Atlas Business Combination							(3,825)	(2,775)	(6,600)
Issuance of Common Stock	374		777		2,010		6,989		8,999
Conversion of shares	2,311		(2,312)		(16,710)		16,710		-
Distribution to Noncontrolling Interests							(717)		(717)
Warrant Exchange	4,390								-
Dividends on redeemable preferred stock							(12,733)	(3,428)	(16,161)
Balance at December 31, 2020	12,842	$1	22,439	$2	$(37,382)	$-	$(90,566)	$(6,203)	$(134,148)

Balance at December 31, 2020	12,842	$1	22,439	$2	$(37,382)	$-	$(90,566)	$(6,203)	$(134,148)
Equity based compensation, net of share withheld for taxes					3,042				3,042
Net loss							(9,701)	(20,004)	(29,705)
Issuance of Common Stock	1,693	-			16,007				16,007
Conversion of shares	19,111	2	(19,111)	(2)	(84,359)		84,359		-
Distribution to Noncontrolling Interests							(787)		(787)
Dividends on redeemable preferred stock							(3,515)	(2,384)	(5,899)
Balance at December 31, 2021	33,646	$3	3,328	$0	$(102,692)	$-	$(20,210)	$(28,591)	$(151,490)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; continued next page)

	For the year ended December 31,
	2021	2020
Cash flows from operating activities:
Net (loss)	$(29,705)	$(27,647)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	23,679	26,057
Equity based compensation expense	3,627	10,795
Interest expense, paid in kind	6,392	-
(Gain) loss on sale of property and equipment	(21)	39
Write-off of deferred financing costs related to debt extinguishment	15,197	1,712
Amortization of deferred financing costs	1,248	2,508
Provision for bad debts	36	607
Changes in assets & liabilities:
(Increase) decrease in accounts receivable and unbilled receivable	(2,629)	3,519
(Increase) decrease in prepaid expenses	(1,523)	(45)
(Increase) in other current assets	(187)	(3,745)
Increase (decrease) in trade accounts payable	13,261	(4,603)
(Decrease) increase in accrued liabilities	(3,320)	5,127
Increase in other current and long-term liabilities	2,806	2,370
Decrease (Increase) in other long-term assets	243	(1,211)
Net cash provided by operating activities	29,104	15,483

Cash flows from investing activities:
Purchases of property and equipment	(3,956)	(3,498)
Proceeds from disposal of property and equipment	78	318
Purchase of business, net of cash acquired	(32,669)	(20,387)
Net cash used in investing activities	(36,547)	(23,567)

Cash flows from financing activities:
Proceeds from issuance of debt	496,754	339,000
Payment of loan acquisition costs	(8,589)	(17,949)
Repayments of debt	(294,463)	(215,683)
Net payments on revolving line of credit	(29,760)	-
Proceeds from issuance of redeemable preferred stock	-	141,840
Repayment of redeemable preferred stock	(156,186)	-
Payments of redeemable preferred stock dividends	(1,185)	(6,611)
Issuance of common stock	-	10,229
Member distributions	-	(21,830)
Distributions to non-controlling interests	(787)	(717)
Payment to shareholders associated with Atlas Business Combination	-	(226,318)
Payment of contingent earn-out	(1,706)	-
Net cash provided by financing activities	4,078	1,961

Net change in cash and equivalents	(3,365)	(6,123)
Cash and equivalents - beginning of period	14,062	20,185
Cash and equivalents - end of period	$10,697	$14,062

Supplemental information:
Cash paid during the period for:
Interest	$24,927	$20,453
Taxes	906	745
Capital assets financed	6	165
Contingent consideration share settled	2,000	1,060
Payroll taxes, share settled	585	-

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

The Company has approximately 145 offices in 41 states, employs approximately 3,450 employees, and is headquartered in Austin, Texas.

The Company provides public and private sector clients with comprehensive support in managing infrastructure improvement and environmental programs including testing, inspection & certification (TIC) services, complete array of environmental (ENV) services, program/construction/quality management (PCQM) services, as well as engineering & design (E&D) services.

Services are provided throughout the United States and its territories to a broad base of clients, with no single client representing 10% or more of our revenues for either the years ended December 31, 2021 or 2020. Services are rendered primarily on a time and materials and cost-plus basis with approximately 90% of our contracts on that basis and the remainder represented by firm fixed price contracts.

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

The Company currently anticipates its emerging growth status to expire during the quarter ended December 29, 2023.

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

On January 4, 2021, the Company’s Board voted unanimously to change the Company’s fiscal year end from December 31 to a 52- or 53-week fiscal year ending on the Friday closest to December 31, effective as of the commencement of the Company’s fiscal year beginning January 1, 2021. Unlike prior years, the Company’s fiscal year can now end after December 31 if that is the Friday closest to the end of the calendar year. Beginning with the first quarter of 2021, Atlas and its operating companies closed their quarterly books on the Fridays closest to March 31, June 30, and September 30, respectively, and will close its fiscal year on the Friday closest to December 31. Had the Company made the change in 2020, the effect on the Company’s Consolidated Statement of Operations would have been immaterial, however, we would have reported additional debt repayments, interest payments and preferred stock dividends in the amount of $7.5 million in the nine months ended October 1, 2021. These payments were made at the end of the calendar year ended December 31, 2020 and were appropriately reflected in the financial statements as of and for the year ended December 31, 2020.

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

As of December 31, 2021, and 2020, the allowance for trade accounts receivable was $3.3 million and $2.2 million, respectively, while the allowance for unbilled receivables was $0.6 million and $0.4 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

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

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. There were no impairment charges for the years ended December 31, 2021 and 2020.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include macroeconomic and industry conditions, cost factors, overall financial performance, and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through the discounted cash flow method. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the years ended December 31, 2021 and 2020.

Revenue Recognition

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

The Company earned approximately 90% of its revenues under T&M contracts during the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, we had $808 million and $628 million of remaining performance obligations, or backlog, respectively, of which $485 million and $377 million, respectively, or 60% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

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

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During the course of its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at December 31, 2021 and 2020 was $0 thousand.

Disaggregation of Revenues

As described further in Note 2 “Summary of Significant Accounting Policies”, the Company has one operating segment, Engineering, Testing, Inspection and Other Consultative Services, which reflects how the Company is being managed. The Company provides public and private sector clients with comprehensive support in managing large-scale infrastructure improvement programs including engineering, design, program development/management, compliance services, acquisition, and project control services, as well as construction engineering and inspection and materials testing. Approximately 50% of the Company’s revenues in each reporting period presented are derived from federal, state, and local government related projects.

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

The following table summarizes the changes in the fair value of estimated contingent consideration:

Contingent consideration, as of December 31, 2020	$18,200
Additions for acquisitions	14,151
Adjustment to liability for changes in fair value	2,816
Reduction of liability for payment made	(3,706)
Total contingent consideration, as of December 31, 2021	31,461
Current portion of contingent consideration	(19,847)
Contingent consideration, less current portion	$11,614

The Company may at its discretion settle the contingent consideration with cash, common shares or a combination of cash and common shares. During the year ended December 31, 2021, we settled a portion of the $3.7 million payment with 192,090 shares of Class A common stock.

The Company incurred non-cash charges of $5.9 million during the year ended December 31, 2021 to reflect the changes in fair value of the contingent consideration liability relating to an acquisition that had finalized its purchase price allocation.

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

The Company granted restricted stock units (“RSUs”) during the second quarters of 2021 and 2020 to reward and retain selected management personnel. Please refer to Note 10 “Equity Based Compensation” for further information.

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

Equity compensation was $3,627 thousand and $10,795 thousand for years ended December 31, 2021 and 2020, respectively.

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

The Preferred Units had a liquidation preference of $1,000 per Preferred Unit (the “Liquidation Preference”).

Subject to any limitations set forth in the Atlas Credit Agreement (as defined in Note 7 “Long-Term Debt”), the Preferred Units were paid a dividend of 5% per annum, plus either an additional 6.25% per annum in cash or 7.25% per annum in additional Preferred Units, at Holdings’ option, payable quarterly in arrears.

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

The Preferred Units were redeemed in full at par without a premium on February 25, 2021.

Redeemable preferred stock, as of December 31, 2020	$151,391
Accrued paid in-kind dividends	1,718
Accretion of discount	3,077
Redemption	(156,186)
Redeemable preferred stock, as of December 31, 2021	$-

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

NOTE 3 – ATLAS BUSINESS COMBINATION

On the Closing Date, the Company completed the acquisition of Atlas Intermediate and its subsidiaries and in return the Atlas Intermediate members: (i) received 24.0 million shares of Class B common stock in the Company, (ii) repaid the $171.5 million of outstanding debt and interest accrued and due lender, (iii) paid $10.9 million of Seller incurred acquisition-related costs, (iv) settled $1.1 million of contingent consideration associated with the SCST, Inc. acquisition and (v) paid $2.2 million of change in control payments due certain executives. This was paid for with: (i) $20.7 million of cash raised from special purpose acquisition company (“SPAC”) shareholders and the private placement discussed herein, (ii) the issuance of redeemable preferred stock in the amount of $141.8 million and (iii) the issuance of new debt in the amount of $271.0 million as discussed in Note 7 “Long-Term Debt”.

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

In April 2021, the Company acquired Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of New York, Inc. (collectively, “AEL”) for cash and an amount of equity consideration totaling $24.5 million. The Company issued 738,566 shares of Class A common stock to the former owner of AEL, which represented $7.5 million of the total consideration paid. AEL is a materials testing and inspection firm based in Avenel, New Jersey, and provides steel, concrete, soil and other testing and inspection services to a diverse mix of public and private clients primarily in New York and New Jersey. AEL added approximately 290 professionals to the Company’s workforce and is expected to strengthen the Company’s materials testing and inspection services in the Northeast. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

In July 2021, the Company acquired O’Neill Services Group (“O’Neill), a quality assurance and environmental services firm that services clients throughout the Pacific Northwest. O’Neill, headquartered in Redmond, Washington, employs 90 people and received $24.4 million in the form of cash and stock consideration. The Company issued 653,728 shares of Class A common stock which represented $6.5 million of the total consideration received. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

Acquisition costs of approximately $1.1 million and $0.4 million have been expensed in the years ended December 31, 2021 and 2020, respectively, in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition:

	LONG	Alta Vista	WesTest	AEL*	O’Neill*
Cash	$-	$314	$649	684	1,608
Accounts receivable	4,994	2,786	1,072	6,026	4,201
Unbilled receivable	-	4,258	-	1,094	-
Property and equipment	1,423	306	246	52	1,049
Other current and long-term assets	14	707	2	130	-
Intangible assets	7,290	4,957	1,459	13,816	22,735
Liabilities	(1,178)	(3,517)	(304)	(3,065)	(1,546)
Net assets acquired	$12,543	$9,811	$3,124	18,737	28,047

Consideration paid (cash and equity consideration)	$10,748	$15,098	$4,055	$24,502	$24,369
Contingent earnout liability at fair value (cash)	6,700	8,064	400	7,045	7,106
Total consideration	17,448	23,162	4,455	31,547	31,475

Excess consideration over the amounts assigned to the net assets acquired (goodwill)	$4,905	$13,351	$1,331	$12,810	$3,428

*	The above purchase price allocation is tentative and preliminary and subject to further updates as we complete the purchase price allocation.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company depreciates its assets on a straight-line basis over the assets’ useful lives, which range from three to ten years. Property and equipment consist of the following:

	December 31,	December 31,	Average
	2021	2020	Life
Furniture and fixtures	$3,914	$3,492	3-5 years
Equipment and vehicles	39,222	32,797	3-10 years
Computers	21,055	19,649	3-7 years
Leasehold improvements	5,925	5,548	3-5 years
Construction in progress	980	130
Accumulated depreciation and amortization	(57,339)	(47,482)
	$13,757	$14,134

Property and equipment under capital leases:

	December 31,	December 31,
	2021	2020
Computer equipment	$1,583	$1,578
Less accumulated depreciation	(1,386)	(1,021)
	$197	$557

Capital leases for computer equipment have an average lease term of five years with minimum lease payments as follows:

2022	$365
2023	281
2024	99
2025	19
2026	-
Thereafter	-
$764

Depreciation expense was $6.0 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows:

Balance as of December 31, 2020	$109,001
Acquisitions	16,238
Disposals	-
Measurement period adjustments	(891)
Balance as of December 31, 2021	$124,348

The Company did not recognize any impairments of goodwill during the years ended December 31, 2021 or 2020.

Intangible assets as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021			December 31, 2020			Remaining
	Gross amount	Accumulated amortization	Net book value	Gross amount	Accumulated amortization	Net book value	useful life (in years)
Definite life intangible assets:
Customer relationships	$149,917	$(47,310)	$102,607	$117,185	$(34,214)	$82,971	7.5
Tradenames	25,580	(20,890)	4,690	21,761	(18,759)	3,002	2.1
Non-competes	600	(583)	17	600	(565)	35	0.8
Total intangibles	$176,097	$(68,783)	$107,314	$139,546	$(53,538)	$86,008

Amortization expense was $15.2 million and $20.1 million for the years ended December 31, 2021 and 2020, respectively.

Amortization of intangible assets for the next five years and thereafter is expected to be as follows:

2022	$16,923
2023	16,309
2024	14,958
2025	14,494
2026	14,494
Thereafter	30,136
$107,314

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

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 month of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $35 million has been used and $40 million remains available as of December 31, 2021, and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20.0 million (the “Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances the Atlas Credit Agreement dated as of February 14, 2020, with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

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

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of December 31, 2021 and 2020, respectively.

Long-term debt consisted of the following:

	December 31, 2021	December 31, 2020
Atlas 2021 credit agreement - term loan	$467,000	$-
Atlas credit agreement - term loan	-	270,463
Atlas 2021 credit agreement – revolving	-	-
Atlas credit agreement – revolving	-	24,000
Atlas 2021 credit agreement – PIK	6,392	-
Subtotal	473,392	294,463
Less: Loan costs, net	(7,593)	(15,443)
Less current maturities of long-term debt	(3,606)	(14,050)
Long-term debt	$462,193	$264,970

The Company in conjunction with the refinancing of the Atlas Credit Agreement on February 25, 2021 wrote off $15.2 million of deferred loan acquisition costs that were attributable to the agreement. The costs deferred as of December 31, 2021 relate to cost incurred with the Atlas 2021 Credit Agreement.

Principal payments subsequent to December 31, 2021, are as follows (amounts in thousands):

2022	$3,606
2023	4,851
2024	4,899
2025	4,948
2026	4,997
Thereafter	450,091
$473,392

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

The following table summarizes the changes in the outstanding stock and warrants from the December 31, 2020 through December 31, 2021:

	Class A Common Stock	Class B Common Stock	Warrants	Private Placement Warrants
Beginning Balance, as of December 31, 2020	12,841,584	22,438,828	-	-
Issuances	1,692,901	-	-	-
Transfers to Class A from Class B	19,110,727	(19,110,727)	-	-
Shares Outstanding at December 31, 2021	33,645,212	3,328,101	-	-

Class A Common Stock – At December 31, 2021 and 2020, there were 33,645,212 and 12,841,584 shares of Class A common stock issued and outstanding, respectively. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At December 31, 2021 and 2020, there were 3,328,101 and 22,438,828 shares of Class B common stock issued and outstanding, respectively. Class B common stock was initially issued to the holders of Holdings Units in Atlas Intermediate in connection with the Atlas Business Combination and are non-economic but entitle the holder to one vote per share. Subsequent to the Atlas Business Combination, the Company has issued Class B common stock to certain acquisitions. The Company is authorized to issue up to 100,000,000 shares of Class B common stock with a par value of $0.0001 per share but it is not allowed to issue any Class B common stock to the public.

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

Non-controlling Interest

As of December 31, 2021 and 2020, the Company ownership and voting structure was comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 91.0% and 36.4%, respectively, in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 9.0% and 63.6% as of December 31, 2021 and 2020, respectively, of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

Shares of Class B common stock issued subsequent to the Atlas Business Combination are excluded from the provision for non-controlling interest.

We have distributed $787 thousand during the year ended December 31, 2021 and $717 thousand during the period between the Atlas Business Combination and December 31, 2020.

NOTE 9 – LOSS PER SHARE

The Atlas Business Combination was structured as a reverse capitalization by which the Company issued stock for the net assets of Atlas Intermediate accompanied by a recapitalization. Earnings per share is calculated for the Company only for periods after the Atlas Business Combination due to the reverse recapitalization.

(Loss) per share was calculated as follows:

	For the year ended	Closing Date Through
	December 31, 2021	December 31, 2020
Numerator:
Net (loss) post Atlas Business Combination	$(29,705)	$(6,600)
Provision for non-controlling interest	13,216	16,558
Redeemable preferred stock dividends	(5,899)	(16,161)
Net (loss) attributable to Class A common shares - basic and diluted	$(22,388)	$(6,203)

Denominator:
Weighted average shares outstanding - basic and diluted	27,799,511	6,696,473

Net (loss) per Class A common share, basic and diluted	$(0.81)	$(0.93)

NOTE 10 – EQUITY BASED COMPENSATION

Equity based compensation was $3,627 thousand and $10,795 thousand for the years ended December 31, 2021 and 2020, respectively. The Company has incurred costs in the years ended December 31, 2021 and 2020 relating to four forms of equity based compensation: Class A units granted prior to and vested immediately upon the Atlas Business Combination and restricted share units, performance share units and price-vested stock options granted subsequent to the Atlas Business Combination. All discussed in further detail herein.

Class A Units

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

The following summarizes the activity of Class A unit awards during the year ended December 31, 2020:

	Number of unvested Class A units	Grant date fair value
Unvested Class A units as of December 31, 2019	1,226	$9,845
Granted	-	-
Vested and converted to Class B Common Stock	(1,226)	(9,845)
Forfeited	-	-
Unvested Class A units as of December 31, 2020	-	$-

The Company did not issue any further Class A units subsequent to the Atlas Business Combination.

Restricted and Performance Share Units

During the second quarters of 2021 and 2020, the Company awarded 378,353 and 510,136 restricted share units (“RSUs”) to approximately ninety employees at a grant day fair market value of $11.42 and $8.95 per share, respectively. The Company estimates the fair value of the RSUs as the closing price of the Company’s Class A common stock on the grant date of the award, which is expensed over the applicable vesting period. The fair market value on the date of issuance was $4.3 million and $4.6 million for the 2021 and 2020 grants, respectively. The vesting period for these RSUs is equal annual tranches, pro-ratably over three years, and there is no performance requirement attached to the RSUs other than continued service to the Company. During the three months ended July 2, 2021, 158,977 of the shares granted in 2020 vested and 11,602 shares were forfeited.

On January 29, 2021, the Company granted to a member of its executive team 75,000 RSUs of the Company’s Class A common stock, par value $0.0001, retroactive to December 31, 2020. The value of these RSUs approximated $0.5 million and is set to cliff vest on December 31, 2022.

On March 3, 2021, the Company granted to its Board of Directors 54,053 RSUs with a one-year vesting period and a grant date fair market value of $9.00 per share. There are no performance requirements to these RSUs other than continued service to the Company throughout the one-year vesting period. The value of this grant was $0.5 million.

During the second quarter of 2021, the Company also awarded 182,763 performance share units (“PSUs”) to its leadership team. The PSUs have both performance and market conditions that are required to be met for the shares to vest. The split between performance and market conditions is approximately 66.7% and 33.3%, respectively. If the conditions are met, the shares will cliff vest on the third anniversary of the award date. The Company has accounted for the portion of the award tied to the achievement of performance conditions based upon share price of $11.38 on the date of issuance and the probable number of shares anticipated to vest and accounted for the shares tied to market conditions based upon the fair market value as calculated in a Monte Carlo simulation. The Company will assess the probability of the performance conditions being achieved each quarter and adjust recorded stock compensation expense as appropriate. The fair market value as of the grant date was $1.4 million and $1.2 million for the performance and market based share units, respectively.

The Company estimates forfeitures of its stock awards. Actual forfeitures may differ from those estimates. The Company currently estimates its forfeitures as 3% of the RSUs awards granted each year but will continue to reassess its estimate on a quarterly basis.

A summary of our RSU and PSU activity is as follows:

	RSU		PSU
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Nonvested Balance ay December 31, 2019	-	$-	-	$-
Granted	585	8.70
Vested
Forfeited
Estimated Forfeiture
Nonvested Balance as of December 31, 2020	585	8.70	-	-
Granted	432	11.12	183	14.06
Vested	(159)	8.95
Forfeited	(12)	8.95
Estimated Forfeiture	(27)	10.00
Nonvested Balance as of December 31, 2021	819	$9.88	183	$14.06

Price-Vested Stock Options

During the third quarter of 2021, the Company awarded 547,943 of price-vested stock options (the “options” or “stock options”) in aggregate to its Chief Executive, Chief Financial, and Chief Strategy Officers (collectively the “option awardees”). These options vested equally in four tranches on the second, third, fourth and fifth anniversary of the option grant date and is dependent upon the option awardees remaining employed by the Company and the stock price on the applicable tranche anniversary to be equal to or exceed a prescribed share price within the stock option agreement. The strike price of each options for each tranche is $10.50, which was the Company’s closing stock price on the option grant date. The Company has valued the options at fair market value based upon a Monte Carlo with Geometric Brown Motion simulation and will recognize the compensation cost for each tranche over a range of 5.17 to 5.93 years with values per option ranging from $2.29 to $3.55. The fair market value of the options as of the grant date was $1.6 million.

NOTE 11 – RELATED-PARTY TRANSACTIONS

During the years ended December 31, 2021 and 2020, the Company leased office space from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Consolidated Statements of Operations in the amount of $912 thousand and $645 thousand for years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $111 thousand and $332 thousand, respectively.

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

NOTE 12 – EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of the Board, make additional contributions to these plans. The Company has expensed $7.6 and $6.2 million for the years ended December 31, 2021 and 2020, respectively.

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

The Company leases office space, laboratory facilities, and automobiles under operating lease agreements and has options to renew most leases. These leases expire at varying dates through 2032. The Company also rents equipment on a job-by-job basis.

Future minimum payments under noncancelable operating leases as of December 31, 2021 are as follows:

2022	$14,138
2023	11,913
2024	8,130
2025	4,346
2026	2,916
Thereafter	4,079
$45,522

Rental expense associated with facility and equipment operating leases was $14.0 million and $15.7 million for the years ended December 31, 2021 and 2020, respectively.

During 2020, the Company entered into an agreement with its fleet management company pursuant to which it would receive rebates of $1.3 million to be repaid over three years at an interest rate of 2.85% per annum. The rebates were secured by title to selected vehicles within the Company’s owned fleet of vehicles in Georgia and California.

During the fourth quarter of the year ended December 31, 2021, the Company entered into a similar agreement with its fleet management company in which it would receive $1.6 million secured by vehicles owned by O’Neill. Financial terms for the O’Neill transaction were similar to agreement entered into during 2020.

Remaining payments are as follows:

2022	$956
2023	725
2024	511
$2,192

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

In connection with the CARES Act, we have opted to defer the deposit and payment of the employer’s share of Social Security taxes. Under the CARES Act, deferrals are currently allowed from March 27, 2020 through December 31, 2020. The Company has not received any other assistance under the CARES Act, nor does the Company expect to realize any other tax benefits from the program. As of December 31, 2021 and 2020, the Company has deferred payment of $8.1 million relating to its share of Social Security taxes and $4.0 million of this liability is recorded within other long-term liabilities on its Consolidated Balance Sheet. The remainder is recorded in Accrued Liabilities within the Company’s Consolidated Balance Sheet. The Company has not deferred any additional tax payments after December 31, 2020.

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

We are in compliance with our debt covenants as of December 31, 2021 and we expect that we will continue to be for the foreseeable future.

NOTE 15 – INCOME TAXES

Following the consummation of the Atlas Business Combination, we are organized as an umbrella partnership C-Corporation structure also known as an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which our only direct assets consist of common units of Holdings. We are the sole manager of Holdings in accordance with the terms of the Holdings LLC Agreement entered into in connection with the consummation of the Atlas Business Combination.

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

Subsequent to the Atlas Business Combination, income taxes relating to Atlas Technical Consulting, Inc, the C-Corps owned directly by Atlas Intermediate, the State of Texas Margin tax, and the State of Washington Business and Occupation tax are considered within the provision of non-controlling interest as it is generated through the results of Atlas Intermediate and its subsidiaries.

(Loss) before income taxes was follows:

	Year Ended December 31,
	2021	2020
United States	$(27,181)	$(26,929)

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2021	2020
Current:
Federal	$854	$(424)
State	1,095	283
Total current income tax expense	1,949	(141)

Deferred:
Federal	(2,571)	1,731
State	3,146	(872)
Total deferred income tax expense	575	859

Total income tax expense	$2,524	$718

Temporary differences comprising the net deferred income tax asset shown on the accompanying consolidated balance sheets were as follows:

	December 31, 2021	December 31, 2020
Deferred Tax Assets:
Basis difference in flow-through entity	$83,744	$14,057
Transaction costs	4,568	-
Accruals and reserves	458	166
Loss carryforwards	6,535	2,542
Valuation allowance	(94,517)	(15,539)
Total deferred tax assets	788	1,226

Deferred Tax Liabilities:
Basis difference in flow-through entity	(2,511)	(2,704)
Goodwill	(537)	-
Total deferred tax liabilities	(3,048)	(2,704)

Net deferred tax liabilities	$(2,260)	$(1,478)

Our effective tax rate from continuing operations was (9.3%) and (2.7%) for the periods ending December 31, 2021 and 2020, respectively. Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations and income tax expense is attributable to changes in our mix of pre-tax losses/earnings, the effect of non-controlling interest in income of consolidated subsidiaries, return to provision adjustments, and changes in our valuation allowance.

The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2021 and 2020, it is more likely than not that a portion of the existing deferred tax assets will not be realized. As such, the Company has recorded valuation allowances of approximately $94.5 and $15.5 million, as of December 31, 2021 and 2020, respectively, to reduce net deferred tax assets to an amount that management believes is more than likely to be realized.

The Company had no unrecognized tax benefits as of December 31, 2021 or 2020. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties as of December 31, 2021 or 2020.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2020, 2019, 2018 and 2017 are open to audit by federal and state taxing authorities.

At December 31, 2021 and 2020, the Company had federal net operating loss carry-forwards (“NOLs”) of approximately $24.6 million and $8.9 million, respectively. A portion of the federal net operating loss carryforward was incurred prior to the enactment of the 2017 Tax Cuts and Jobs Act and is therefore subject to expiration. Federal net operating loss carryforwards subject to expiration will begin to expire in 2026. The remaining federal net operating loss carryforwards incurred after the enactment of the 2017 Tax Cuts and Jobs Act carryforward indefinitely.

NOTE 16 – SUBSEQUENT EVENTS

The Company settled $3.3 million of contingent consideration relating to the AltaVista acquisition subsequent to December 31, 2021. The $3.3 million was comprised of an $1.2 million cash payment on January 18, 2022 and 186,368 shares of Class B common stock issued on February 22, 2022. This was recorded within the other current liabilities line item within the Consolidated Balance Sheet as of December 31, 2021.

On January 3, 2022, the Company remitted $4.1 million to the Internal Revenue Service relating to the employer portion of Social Security taxes that were eligible for deferral under the CARES Act (refer to Note 14 “COVID-19 Pandemic”). This amount was recorded in the other current liabilities line item within the Consolidated Balance Sheet as of December 31, 2021.

On March 11, 2022, the Company acquired TranSmart Technologies, Inc. (“TranSmart”) for initial purchase price of $24.5 million which was paid in a combination of cash and shares of our Class A common stock. TransSmart specializes in Intelligent Transportation Systems (ITS) and engineering for transportation agencies and customers throughout the Midwest. TranSmart was founded in 1986 and is headquartered in Chicago, Illinois employs approximately 100 employees specializing in ITS, engineering, design and construction/program management services. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2022

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

Signature	Title	Date

/s/ L. Joe Boyer	Chief Executive Officer	March 15, 2022
L. Joe Boyer	(Principal Executive Officer)

/s/ David D. Quinn, Sr.	Chief Financial Officer	March 15, 2022
David D. Quinn, Sr.	(Principal Financial Officer)

/s/ Walter G. Powell	Chief Accounting Officer	March 15, 2022
Walter G. Powell	(Principal Accounting Officer)

/s/ R. Foster Duncan	Director	March 15, 2022
R. Foster Duncan

/s/ Brian Ferraioli	Director	March 15, 2022
Brian Ferraioli

/s/ Thomas Henley	Director	March 15, 2022
Thomas Henley

/s/ Leonard K. Lemoine	Director	March 15, 2022
Leonard K. Lemoine

/s/ Raquel G. Richmond	Director	March 15, 2022
Raquel G. Richmond

/s/ Collis Temple	Director	March 15, 2022
Collis Temple

/s/ Daniel G. Weiss	Director	March 15, 2022
Daniel G. Weiss