Form 10-Q
period 2022-04-01
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2022-05-11
CIK 1751143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2022

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

As of May 10, 2022, 35,115,892 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 3,333,893 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

ATLAS TECHNICAL CONSULTANTS, INC.
Form 10-Q

For the Quarter Ended April 1, 2022

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
	2022	2021
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and equivalents	$9,088	$10,697
Accounts receivable, net	104,933	105,362
Unbilled receivables, net	55,028	45,924
Prepaid expenses	5,778	5,061
Other current assets	4,207	4,039

Total current assets	179,034	171,083

Property and equipment, net	15,697	13,757
Intangible assets, net	142,578	107,314
Goodwill	132,854	124,348
Other long-term assets	40,274	4,015

TOTAL ASSETS	$510,437	$420,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$39,204	$42,521
Accrued liabilities	11,438	17,124
Current maturities of long-term debt	4,930	3,606
Other current liabilities	40,036	26,489

Total current liabilities	95,608	89,740

Long-term debt, net of current maturities and loan costs	504,431	462,193
Other long-term liabilities	49,069	20,074

Total liabilities	649,108	572,007

COMMITMENTS AND CONTINGENCIES (NOTE 12)

Class A common stock, $.0001 par value, 400,000,000 shares authorized, 35,115,892 and 33,645,212 shares issued and outstanding at April 1, 2022 and December 31, 2021, respectively,	4	3
Class B common stock, $.0001 par value, 100,000,000 shares authorized, 3,333,893 and 3,328,101 shares issued and outstanding at April 1, 2022 and December 31, 2021, respectively.	-	-
Additional paid in capital	(85,456)	(102,692)
Non-controlling interest	(20,606)	(20,210)
Retained deficit	(32,613)	(28,591)
Total shareholders’ deficit	(138,671)	(151,490)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$510,437	$420,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

	For the quarters ended
	April 1, 2022	April 2, 2021
	(in thousands, except shares and per share data)
Revenues	$135,187	$123,269

Subcontractor costs	(25,831)	(21,676)
Other costs of revenues	(46,036)	(42,952)
Gross profit (excluding depreciation expense)	63,320	58,641

Operating expenses:
Personnel costs and benefits	(34,470)	(33,910)
Selling general and administrative	(15,036)	(11,875)
Depreciation and amortization	(6,968)	(4,560)
Total operating expenses	(56,474)	(50,345)

Operating income	6,846	8,296

Interest expense	(11,119)	(23,042)

Loss before income taxes	(4,273)	(14,746)
Income tax expense	(145)	(44)

Net loss	(4,418)	(14,790)

Provision for non-controlling interest	396	12,169

Redeemable preferred stock dividends	-	(5,899)

Net loss attributable to Class A common stock shareholders	$(4,022)	$(8,520)

Loss Per Class A Common Share	$(0.12)	(0.60)

Weighted average of shares outstanding:

Class A common shares (basic and diluted)	34,039,775	14,256,484

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Non- Controlling	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Deficit

Balance at December 31, 2020	12,842	1	22,439	2	(37,382)	(90,566)	(6,203)	(134,148)
Equity based compensation	-	-	-	-	446	-	-	446
Conversion of shares	2,315	1	(2,315)	-	(9,344)	9,344	-	1
Net loss	-	-	-	-	-	(8,654)	(6,136)	(14,790)
Dividends on redeemable preferred stock	-	-	-	-	-	(3,515)	(2,384)	(5,899)
Balance at April 2, 2021	15,157	$2	20,124	$2	$(46,280)	$(93,391)	$(14,723)	$(154,390)

Balance at December 31, 2021	33,646	3	3,328	-	(102,692)	(20,210)	(28,591)	(151,490)
Equity based compensation	62	-	--	-	1,706	-	-	1,706
Conversion of shares	181	-	(181)	-	-	-	-	-
Net (loss)						(396)	(4,022)	(4,418)
Shares issued	1,227	1	186	-	15,530	-	-	15,531
Balance at April 1, 2022	35,116	$4	3,333	$-	$(85,456)	$(20,606)	$(32,613)	$(138,671)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CASH FLOWS

	For the quarters ended
	April 1, 2022	April 2, 2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,418)	$(14,790)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,968	4,560
Equity-based compensation expense	1,052	446
Interest expense, paid in kind	-	864
Loss (gain) on sale of property and equipment	-	11
Write-off of deferred financing costs related to debt extinguishment	-	15,197
Amortization of deferred financing costs	279	631
Provision for bad debts	-	(189)
Changes in assets & liabilities:
(Increase) decrease in accounts receivable and unbilled receivable	4,003	9,536
(Increase) decrease in prepaid expenses	(343)	(2,691)
(Increase) decrease in other current assets	(160)	1,752
(Decrease) in trade accounts payable	(10,267)	(5,409)
(Decrease) in accrued liabilities	(7,355)	(5,629)
(Decrease) in other current and long-term liabilities	(5,524)	(3,205)
(Increase) in other long-term assets	(298)	(391)

Net cash provided by (used in) operating activities	(16,063)	693

Cash flows from investing activities:
Purchases of property and equipment	(2,432)	(691)
Purchase of business, net of cash acquired	(24,757)	(97)

Net cash (used in) investing activities	(27,189)	(788)

Cash flows from financing activities:
Proceeds from issuance of debt	44,607	461,754
Payment of loan acquisition costs	-	(7,560)
Repayments of debt	(1,324)	(294,463)
Payment of contingent earnout	(1,640)	-
Payment of redeemable preferred stock dividends	-	(1,185)
Repayment of redeemable preferred stock	-	(156,186)
Net cash provided by financing activities	41,643	2,360

Net change in cash and equivalents	(1,609)	2,265

Cash and equivalents - beginning of period	10,697	14,062

Cash and equivalents - end of period	$9,088	$16,327

Supplemental information:
Cash paid during the period for:
Interest	$11,344	$5,656
Taxes		44

Capital assets financed		165
Contingent consideration share settled	-	-

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

The Company has approximately 124 offices in 41 states, employs approximately 3,550 employees, and is headquartered in Austin, Texas.

The Company is an infrastructure and environmental solutions company and a provider of professional testing, inspection, engineering, environmental, program management and consulting services, offering solutions to public and private sector clients in the transportation, commercial, water, government, education, industrial, healthcare and power markets.

Services are provided throughout the United States and its territories to a broad base of clients, with no single client representing 10% or more of our revenues for either the quarter ended April 1, 2022 or April 2, 2021. Services are rendered primarily on a time and materials and cost-plus basis with approximately 90% of our contracts on that basis and the remainder represented by firm fixed price contracts.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K that the Company filed with the SEC on March 15, 2022.

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

Fiscal Year

The Company’s fiscal year ends on the Friday closest to December 31 with fiscal quarters based on thirteen- week periods ending on the Friday closest to March 31, June 30 and September 30.

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

As of April 1, 2022 and December 31, 2021, the allowance for trade accounts receivable was $3.8 million and $3.3 million, respectively, while the allowance for unbilled receivables was $0.8 million and $0.6 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

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

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. There were no impairment charges for the quarters ended April 1, 2022 and April 2, 2021.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include macroeconomic and industry conditions, cost factors, overall financial performance, and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through the discounted cash flow method. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the quarters ended April 1, 2022 and April 2, 2021.

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

The Company earned approximately 90% of its revenues under T&M contracts during the quarters ended April 1, 2022 and April 2, 2021.

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

As of April 1, 2022 and December 31, 2021, we had $851 million and $808 million of remaining performance obligations, or backlog, respectively, of which $511 million and $485 million, respectively, or 60% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

U.S. Federal Acquisition Regulations

The Company has contracts with the U.S. federal, state and local governments that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations (“FAR”). These regulations are generally applicable to all its contracts that are directly funded or partially funded by pass-through funds from the U.S. federal government. These provisions limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of the Company’s government contracts are subject to termination at the convenience of the government. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During the course of its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at April 1, 2022 and December 31, 2021 was $0, respectively.

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

Cash Flows

The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less at acquisition to be cash equivalents. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance limit.

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

The following table summarizes the changes in the fair value of estimated contingent consideration (in thousands):

Contingent consideration, as of December 31, 2021	$31,461
Additions for acquisitions	9,500
Adjustment to preliminary liability for changes in fair value	-
Reduction of liability for payment made	(3,270)
Total contingent consideration, as of April 1, 2022	37,691
Current portion of contingent consideration	(16,577)
Contingent consideration, less current portion	$21,114

The Company may at its discretion settle part of the contingent consideration with cash, common shares or a combination of cash and common shares. During the quarter ended April 1, 2022, we settled a portion of the $3.3 million payment with 186,368 shares of Class B common stock.

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

The Company granted restricted stock units (“RSUs”) during the second quarters of 2021 and 2020 to reward, motivate and retain selected management personnel. Please refer to Note 9 “Equity Based Compensation” for further information.

An additional grant of RSUs was made to a member of the Company’s leadership team on December 31, 2020 to reflect an increase in responsibility.

The Company granted its Board of Directors RSUs during the first quarter of 2021 and 2020 as part of their annual board compensation packages.

During the second quarter of 2021, the Company granted certain members of its leadership team performance share units (“PSUs”) based on both performance and relative share price factors that may affect the ultimate vesting of shares.

During the third quarter of 2021, the Company granted its Chief Executive Officer, Chief Financial Officer and Chief Strategy Officer stock options with market conditions that may affect their ultimate vesting.

Equity compensation was $1.1 million and $0.4 million for the quarters ended April 1, 2022 and April 2, 2021, respectively.

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

The Preferred Units had a liquidation preference of $1,000 per Preferred Unit (the “Liquidation Preference”).

Subject to any limitations set forth in the Atlas Credit Agreement (as defined in Note 6 – Long-Term Debt), the Preferred Units were paid a dividend of 5% per annum, plus either an additional 6.25% per annum in cash or 7.25% per annum in additional Preferred Units, at Holdings’ option, payable quarterly in arrears.

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

The Preferred Units were redeemed in full at par without a premium on February 25, 2021. The Company incurred redeemable preferred stock dividends of $5.9 million during the quarter ended April 2, 2021.

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

Adoption of Accounting Pronouncements and Recent Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective and we adopted and implemented the standard on January 1, 2022 with a modified retrospective transition approach, as permitted, applying the new standard to all leases existing at the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2022. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The adoption of this standard had a material effect on our balance sheet, the most significant effects relating to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office, vehicles and equipment operating leases and; (2) providing significant new disclosures about our leasing activities. See Note 15 for further information.

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

NOTE 3 – ATLAS BUSINESS COMBINATION AND NON-CONTROLLING INTEREST

On the Closing Date, the Company completed the acquisition of Atlas Intermediate and its subsidiaries and in return the Atlas Intermediate members received 24.0 million shares of Class B common stock in the Company amongst other consideration such as repayment of $171.5 million of debt in effect as of the closing date.

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

In March 2022, the Company acquired TranSmart Technologies, Inc. (“TranSmart”) for an initial purchase price of $29.8 million which was paid in a combination of cash and shares of our Class A common stock. TranSmart specializes in Intelligent Transportation Systems (ITS) and engineering for transportation agencies and customers throughout the Midwest. TranSmart was founded in 1986 and is headquartered in Chicago, Illinois employs approximately 100 employees specializing in ITS, engineering, design and construction/program management services. The Company issued 872,752 of Class A common stock which represented $9.9 million of the total consideration received. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

In March 2022, the Company acquired 1 Alliance Geomatics, LLC (“1 Alliance”) for an initial purchase price of $22.0 million which was paid in a combination of cash and shares of our Class A common stock. 1 Alliance is a provider of geospatial services to transportation and water resources clients from its four offices within the Pacific Northwest. 1 Alliance, based in Bellevue, Washington, was founded in 2012 and employs approximately 70 people. The Company issued 355,649 of Class A common stock which represented $4.3 million of the total consideration received. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

Acquisition costs of approximately $0.5 million and $0.7 million have been expensed in the quarters ended April 1, 2022 and April 2, 2021, respectively, in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition (in thousands):

	AEL*	O’Neill*	TranSmart*	Alliance*
Cash	$684	$1,608	-	-
Accounts receivable	6,026	4,201	6,244	2,489
Unbilled receivable	858	-	1,832	2,115
Property and equipment	52	1,049	139	1,733
Other current and long-term assets	130	-	298	174
Intangible assets	13,816	22,735	23,555	16,314
Liabilities	(3,065)	(1,546)	(5,062)	(3,557)

Net assets acquired	$18,501	28,047	27,006	19,268

Consideration paid (cash and equity consideration)	$24,502	$24,369	25,763	16,517
Contingent earnout liability at fair value (cash)	7,045	7,106	4,000	5,500
Total Consideration	31,547	31,475	29,763	22,017
Excess consideration over the amounts assigned to the net assets acquired (goodwill)	$13,045	3,428	2,757	2,749

*	The above purchase price allocation is tentative and preliminary and subject to further updates as we complete the purchase price allocation.

NOTE 5 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows (in thousands):

Balance as of December 31, 2021	$124,348
Acquisitions	5,506
Disposals	-
Measurement period adjustments	3,000
Balance as of April 1, 2022	$132,854

The Company did not recognize any impairments of goodwill in the quarters ended April 1, 2022 or April 2, 2021.

Intangible assets as of April 1, 2022 and December 31, 2021 consist of the following (in thousands):

	April 2, 2022			December 31, 2021			Remaining
	Gross	Accumulated	Net book	Gross	Accumulated	Net book	useful life
	amount	amortization	value	amount	amortization	value	(in years)
Definite life intangible assets:
Customer relationships	$187,126	$(51,179)	$135,947	$149,917	$(47,310)	$102,607	8.0
Tradenames	28,240	(21,621)	6,619	25,580	(20,890)	4,690	2.3
Non-competes	600	(588)	12	600	(583)	17	0.6
Total intangibles	$215,966	$(73,388)	$142,578	$176,097	$(68,783)	$107,314

Amortization expense for the quarters ended April 1, 2022 and April 2, 2021 was $4.6 million and $3.2 million, respectively.

Amortization of intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2022 (nine months remaining)	$15,966
2023	20,917
2024	19,566
2025	18,399
2026	18,215
Thereafter	49,515
$142,578

NOTE 6 – LONG-TERM DEBT

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 month of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $61 million has been used ($26.0 million in connection with the acquisitions during the first quarter of 2022) and $14 million remains available as of April 1, 2022, and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20.0 million (the “Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances the Atlas Credit Agreement dated as of February 14, 2020, with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

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

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of April 1, 2022 and December 31, 2021, respectively.

Long-term debt consisted of the following (in thousands):

	April 1, 2022	December 31, 2021
Atlas 2021 credit agreement - term loan	$499,794	$467,000
Atlas 2021 credit agreement – revolving	17,439	-
Atlas 2021 credit agreement – PIK		6,392
Subtotal	517,233	473,392

Less: Loan costs, net	(7,872)	(7,593)

Less current maturities of long-term debt	(4,930)	(3,606)

Long-term debt	$504,431	$462,193

Aggregate long-term principal payments subsequent to April 1, 2022, are as follows (in thousands):

2022 (nine months remaining)	$3,698
2023	4,930
2024	4,930
2025	4,930
2026	17,439
Thereafter	481,306
$517,233

NOTE 7 – SHAREHOLDERS’ EQUITY

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

The following table summarizes the changes in the outstanding stock from the December 31, 2021 through April 1, 2022:

	Class A Common Stock	Class B Common Stock
Beginning Balance, as of December 31, 2021	33,645,212	3,328,101
Issuances	1,299,896	176,576
Transfers to Class A from Class B	170,784	(170,784)
Shares Outstanding at April 1, 2022	35,115,892	3,333,893

Class A Common Stock –At April 1, 2022 and December 31, 2021, there were 35,115,892 and 33,645,212 shares of Class A common stock issued and outstanding, respectively. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At April 1, 2022 and December 31, 2021, there were 3,333,893 and 3,328,101 shares of Class B common stock issued and outstanding, respectively. Class B common stock was initially issued to the holders of Holdings Units in Atlas Intermediate in connection with the Atlas Business Combination and are non-economic but entitle the holder to one vote per share and may be converted to Class A shares at any time by the holder. Conversion to Class A shares may result in a taxable event for the holder at the time of conversion. Subsequent to the Atlas Business Combination, the Company has issued Class B common stock to certain acquisitions. The Company is authorized to issue up to 100,000,000 shares of Class B common stock with a par value of $0.0001 per share but it is not allowed to issue any Class B common stock to the public.

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

Non-controlling Interest

As of April 1, 2022 and December 31, 2021, the Company ownership and voting structure was comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 9% and 91.0%, respectively, in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 9.0% and 9.0% as of April 1, 2022 and December 31, 2021, respectively, of Atlas Intermediate and its subsidiaries. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

We did not have any distributions during the quarters ended April 1, 2022 and April 2, 2021.

NOTE 8 – LOSS PER SHARE

The Atlas Business Combination was structured as a reverse capitalization by which the Company issued stock for the net assets of Atlas Intermediate accompanied by a recapitalization. Earnings per share is calculated for the Company only for periods after the Atlas Business Combination due to the reverse recapitalization.

(Loss) per share was calculated as follows (in thousands except share and per share amounts):

	Quarter Ended April 1, 2022	Quarter Ended April 2, 2021
Numerator:
Net (loss) post Atlas Business Combination	$(4,418)	$(14,790)
Provision for non-controlling interest	396	12,169
Redeemable preferred stock dividends	-	(5,899)
Net (loss) attributable to Class A common shares - basic and diluted	$(4,022)	$(8,520)

Denominator:
Weighted average shares outstanding - basic and diluted	34,039,775	14,256,484

Net (loss) per Class A common share, basic and diluted	$(0.12)	$(0.60)

The Class B common shares are excluded as these shareholders do not share in the income of Atlas Technical Consultants, Inc. and represent a non-controlling interest in the results of Atlas Intermediate and its subsidiaries. The warrants and private placement warrants were exchanged for shares of Class A common stock in late 2020. Please refer Note 7 “Shareholders’ Equity” for further information.

NOTE 9 – EQUITY BASED COMPENSATION

Equity based compensation was $1.1 million and $0.4 million for the quarters ended April 1, 2022 and April 2, 2021, respectively. The Company has incurred costs relating to three forms of equity based compensation: restricted share units, performance share units and price-vested stock options granted subsequent to the Atlas Business Combination. All discussed in further detail herein.

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

On December 31, 2020, the Company granted to a member of its executive team 75,000 RSUs of the Company’s Class A common stock, par value $0.0001 to reflect an increase in responsibility. The value of these RSUs approximated $0.5 million and is set to cliff vest on December 31, 2022.

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

On March 18, 2022, the Company granted to its Board of Directors 54,053 RSUs with a one-year vesting period and a grant date fair market value of $12.21 per share. There are no performance requirements to these RSUs other than continued service to the Company throughout the one-year vesting period. The value of this grant was $0.7 million.

The Company estimates forfeitures of its stock awards. Actual forfeitures may differ from those estimates. The Company currently estimates its forfeitures as 3% of the RSUs awards granted each year but will continue to reassess its estimate on a quarterly basis.

A summary of our RSU and PSU activity is as follows:

	RSU		PSU
	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Nonvested Balance ay December 31, 2020	585	$8.70	-	$-
Granted
Vested
Forfeited
Estimated Forfeiture
Nonvested Balance as of April 2, 2021	585	8.70	-	-
Nonvested Balance as of December 31, 2021	819	$9.88	183	$14.06
Granted	53	12.21
Vested	(54)	9.00
Forfeited
Estimated Forfeiture
Nonvested Balance as of April 1,2022	818	$10.13	183	$14.06

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

NOTE 10 – RELATED-PARTY TRANSACTIONS

During the quarters ended April 1, 2022 and April 2, 2022, the Company leased office space at fair value from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Statement of Operations in the amount of $0.2 million and $0.2 million for the quarters ended April 1, 2022 and April 2, 2021, respectively.

During the quarters ended April 1, 2022 and April 2, 2021, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $0 and $0.1 million, respectively.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board, make additional contributions to these plans. Total contributions related to these plans made by the Company in the quarters ended April 1, 2022 and April 2, 2021 were $2.1 and $1.8 million, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – COVID-19 PANDEMIC

As a result of the COVID-19 outbreak, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security (CARES) Act of 2020 (the “CARES Act”).

In connection with the CARES Act, we have opted to defer the deposit and payment of the employer’s share of Social Security taxes. Under the CARES Act, deferrals are currently allowed from March 27, 2020 through December 31, 2020. The Company has not received any other assistance under the CARES Act, nor does the Company expect to realize any other tax benefits from the program. As of April 1, 2022 and December 31, 2021, the Company has deferred payment of $4.0 and $8.1 million, respectively, relating to its share of Social Security taxes. For December 31, 2021, $4.0 million of this liability was recorded within other long-term liabilities and the remainder was recorded as accrued liabilities within its Consolidated Balance Sheet The balance at April 2, 2022 is recorded within accrued liabilities within the Consolidated Balance Sheet. The Company has not deferred any additional tax payments after December 31, 2020.

NOTE 14 – INCOME TAXES

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

Our effective tax rate from continuing operations was (3.4%) and (0.2%) for the quarters ending April 2, 2022 and April 2, 2021, respectively. Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations and income tax expense is attributable to changes in our mix of pre-tax losses/earnings and the effect of non-controlling interest in income of consolidated subsidiaries..

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

The Company had no unrecognized tax benefits as of April 1, 2022 or December 31, 2021. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties as of April 1, 2022 or December 31, 2021.

NOTE 15 – LEASES

The Company determines whether contractual arrangements contain a lease by evaluating whether those arrangements either implicitly or explicitly identify an asset, whether the Company has the right to obtain substantially all of the economic benefits from use of the asset throughout the term of the arrangement, and whether the Company has the right to direct the use of the asset.

The Company has entered into various operating leases primarily for office space, vehicles and office equipment. The office space leases generally have fixed payments with expiration dates ranging from 2022 to 2026, some of which have options to extend the leases from 5 to 10 years and some have options to terminate at the Company's discretion. The Company’s vehicle and office equipment leases generally have fixed payments with expiration dates ranging from 2022 to 2026. Renewal options are included in the lease term if it is reasonably certain that the Company will exercise those options. Periods for which the Company is reasonably certain not to exercise termination options are also included in the lease term. For leases with a term of 12 months or less, the Company has made an accounting policy election to not recognize right-of-use (ROU) assets or lease liabilities for qualifying leases. For these leases, the Company recognizes lease expense on a straight-line basis over the lease term.

The Company has certain agreements with lease and non-lease components, such as office space leases, which are combined as a single lease component based on the Company’s practical expedient election. The Company’s real estate leases require that it pay maintenance in addition to rent. Additionally, the real estate leases generally require payment of real estate taxes and insurance. Maintenance, real estate taxes, and insurance payments are generally variable and based on actual costs incurred by the lessor. Therefore, these amounts are not included in the consideration of the contract when determining the ROU asset and lease liability.

Discount Rate

The discount rate for a lease is the rate implicit in the lease unless that rate cannot be readily determined. In that case, the Company is required to use its incremental borrowing rate, which is the rate the Registrants would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company determines its incremental borrowing rate by obtaining interest rates from various external financing sources and makes certain adjustments to reflect the terms of the lease and type of the asset leased. The Company uses the secured rate which corresponds with the term of the applicable lease.

The following table provides the components of lease cost for the Company's operating leases for the quarter ended April 1 (in thousands):

2022

Lease cost:
Operating lease cost	$3,796
Short-term lease cost	211
Total lease cost	$4,007

The following table provides other key information related to the Company's operating leases at April 1 (in thousands):

2022

Cash paid for amounts included in the measurement of lease liabilities:	$-
Operating cash flows from operating leases	3,717
Right-of-use asset obtained in exchange for new operating lease liabilities	$3,717

The following table provides the total future minimum rental payments for operating leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of April 1, 2022 (in thousands).

Operating Leases
2022	$3,377
2023	11,982
2024	7,846
2025	3,841
2026	2,455
Thereafter	3,176
Total	$32,677

Weighted-average discount rate	5.37%
Weighted-average remaining lease term (in years)	3.71
Current lease liabilities (included in other current liabilities)	$12,162
Non-current lease liabilities (included in other long-term liabilities)	23,709
Right-of-use assets (included in other long-term assets)	34,408

Item 2. Management’s Discussion and Analysis Of financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited financial statements and accompanying notes included herein. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements.

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

Headquartered in Austin, Texas, we are an infrastructure and environmental solutions company and a provider of professional testing, inspection, engineering, environmental, program management and consulting services, offering solutions to public and private sector clients in the transportation, commercial, water, government, education, industrial, healthcare and power markets. For the year ended December 31, 2021, we:

●	performed approximately 40,000 projects; and

●	delivered approximately 90% of our projects under “time & materials” and “cost-plus” contracts.

We act as a trusted advisor to our clients, helping our clients design, engineer, inspect, manage and maintain civil and commercial infrastructure, servicing the existing structures as well as helping to build new structures. However, we do not perform any construction, and do not take any direct construction risk.

We have long-term relationships with a diverse set of clients, providing a base of repeating clients, projects and revenues. Approximately 90% of our revenues are derived from projects that have used our services at least twice in the past three years and more than 95% of our revenues are generated from client relationships longer than 10 years, with greater than 25% of revenues generated from relationships longer than 30 years. Examples of such long-term customers include the Texas and Georgia Departments of Transportation, U.S. Postal Service, Gwinnett County Georgia, New York City Housing Authority, Stanford University, Port of Oakland, United Rentals, Inc., Speedway (7-Eleven), Walmart, Inc., Caltrans, Sound Transit, Phillips 66 and Google.

Our broad base of customers spans a diverse set of end markets including the transportation, commercial, water, government, education, industrial, healthcare and power sectors. Our customers include government agencies, quasi-public entities, schools, hospitals, utilities and airports, as well as private sector clients across many industries.

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes scientists, engineers, inspectors and other field experts. As of April 1, 2022, our technical staff represented approximately 80% of our approximately 3,550 employees. Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of April 1, 2022 our contracted backlog was estimated to be approximately $851 million. See “—Backlog” below for additional information relating to our backlog.

COVID-19 Pandemic

See Note 13 “COVID – 19 Pandemic” to the Consolidated Financial Statements for a discussion of the COVID-19 Pandemic.

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

Subcontractor Costs and Other Costs of Revenues

Total costs of revenues reflects subcontractor costs, the cost of personnel and specifically identifiable costs associated with revenue, and other direct costs.

Operating Expense

Total operating expense includes corporate expenses, including personnel, occupancy, and administrative expenses, including depreciation and amortization and changes in fair value of contingent consideration.

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

Provision for Non-controlling Interest

Our ownership and voting structure are comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 91% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

Financial Overview

During the quarter ended April 1, 2022, we continued to execute on our growth strategy by completing two acquisitions, TranSmart and 1 Alliance, which expand the Company further into areas where the latest technology is used to deliver cutting edge services. These firms will strengthen our position in the Pacific Northwest and Midwest, respectively, and provide us with an ability to provide new services on a national level.

Our focus on providing environmental and other professional services without undertaking direct construction risk or having the carbon footprint of a manufacturing entity provides a growing platform for us to assist our clients in addressing their ongoing Environmental, Social and Governance (“ESG”) objectives and maintaining compliance with local laws and regulations.

Revenues increased by almost 10% compared to the first quarter of 2021 partially benefitting from the updating of our rates with customers mitigating greater U.S. labor issues. Our gross profit increased $4.7 million and was relatively consistent as a percentage of revenues compared to the first quarter of 2021. We did incur a net loss for the three months ended April 1, 2022, as the first quarter of each fiscal year is typically our slowest with reduced hours during the winter months as our services follow construction levels. We are also impacted by increased non-cash charges for amortization of intangible assets associated with our acquisitions. In addition, we had negative cash flows from operations which is also typical during the early parts of the year.

Backlog has grown to a record $851 million with key wins on larger marquee transportation jobs.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated (in thousands except share and per share amounts).

	For the quarters ended
	April 1, 2022	April 2, 2021
Revenues	$135,187	$123,269
Subcontractor costs	(25,831)	(21,676)
Other costs of revenues	(46,036)	(42,952)
Gross Profit	63,320	58,641
Operating expenses:
Personnel costs and benefits	(34,470)	(33,910)
Selling general and administrative	(15,036)	(11,875)
Depreciation and amortization	(6,968)	(4,560)
Total Operating expenses	(56,474)	(50,345)
Operating income/(loss)	6,846	8,296
Interest expense	(11,119)	(23,042)
(Loss) income before income taxes	(4,273)	(14,746)
Income tax expense	(145)	(44)
Net (loss) income	(4,418)	(14,790)
Provision for non-controlling interest	396	12,169
Redeemable preferred stock dividends	-	(5,899)
Net (loss) attributable to Class A common stock	($4,022)	($8,520)
(Loss) Per Class A Common Share	$(0.12)	$(0.60)
Weighted average of shares outstanding:
Class A common shares (basic and diluted)	34,039,775	14,256,484

Comparison of the quarter ended April 1, 2022 to the quarter ended April 2, 2021:

Revenue

Revenue for the quarter ended April 1, 2022 increased $11.9 million, or 8.8%, to $135.2 million as compared to $123.3 million for the quarter ended April 2, 2021.

The increase in revenue for the quarter ended April 1, 2022 was primarily attributable to our acquisitions made during 2021 and 2022 and organic growth primarily in transportation projects as we expand our services across new geographies and expand our range of services to existing customers. We continue to benefit from tailwinds in the market and have been successful in updating and increasing our pricing with customers to mitigate greater U.S. labor issues.

Subcontractor Costs

Subcontractor costs increased $4.2 million, or 16.1%, to $25.8 million. The increase is due to the increase in revenues and the timing of work where subcontractor costs are required.

Other Costs of Revenues

Other costs of revenue for the quarter ended April 1, 2022 increased $3.1 million, or 6.7%. The increase in cost of revenues was due solely to the increase in revenues and was consistent as a percentage of revenues for each quarter.

Gross Profit

For the quarter ended April 1, 2022, gross profit, as a percentage of revenue, decreased to 46.8% from 47.6%% for the quarter ended April 2, 2021. This decrease is due to the increased subcontractor costs.

Operating Expense

Total operating expenses for the quarter ended April 1, 2022 increased $6.1 million, or 10.9%. For the quarter ended April 1, 2022, operating expense, as a percentage of revenue, increased to 41.8% from 40.8% for the quarter ended April 2, 2021. Depreciation and amortization expense increased by $2.4 million due to the additional intangible assets recorded in connection with the four acquisitions completed since the quarter ended April 2, 2021. The quarter ended April 1, 2022 saw a decrease in personnel costs and benefits as a percentage of revenues from 27.6% to 25.5% due to cost reduction measures implemented by the Company. Selling general and administrative expenses increased due to the addition of four acquisitions since the quarter ended April 2, 2021 and includes an additional $1.1 million of stock compensation expense compared to the quarter ended April 2, 2021.

Interest Expense

Interest expense for the quarter ended April 1, 2022 decreased to $11.1 million as compared to $23.0 million for the quarter ended April 2, 2021. The primary reason for the decrease was due to the write off of deferred loan acquisition costs previously paid in 2020 in connection with the Boxwood Merger in the amount of $15.2 million in the quarter ended April 2, 2021 This write-off was a result of the repayment of the underlying credit agreements during the quarter ended April 2, 2021.

This was offset by higher borrowings and interest rates in the quarter ended April 1, 2022 as we redeemed the Preferred Units on February 25, 2021 and this quarter had the full impact of that agreement. As the Preferred Units were redeemed, we will no longer record dividends.

Income Tax Expense

Income tax expense for the quarter ended April 1, 2022 was $0.1 million compared to income tax expense of $0.0 million for the quarter ended April 2, 2021.

Provision for Non-controlling Interest

The provision for non-controlling interest for the quarter ended April 1, 2022 decreased by $11.8 million. This was due to the change in participation of the non-controlling interests when comparing the quarters ended April 1, 2022 and April 2, 2021 at 9% and 82%, respectively.

Redeemable Preferred Stock Dividends

Redeemable preferred stock dividends for the quarter ended April 1, 2022 decreased by $5.9 million or 100%, to $0.0 million from $5.9 million for the quarter ended April 2, 2021. This decrease was due to our decision to redeem the Preferred Units in full prior on February 25, 2021.

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

	For the quarters ended
	April 1, 2022	April 2, 2021
	(in millions)
Net (loss) income	$(4.4)	$(14.8)
Interest (1)	11.1	23.0
Taxes	0.1	-
Depreciation and amortization	7.0	4.6
EBITDA	13.8	12.8

One-time legal/transaction costs(2)	0.8	0.4
Other non-recurring expenses(3)	-	0.9
Non-cash equity compensation(4)	1.9	0.4

Adjusted EBITDA	$16.5	$14.5

(1)	Includes $15.2 million of financing fees incurred as part of the Atlas Business Combination in 2020 that were written off as part of our refinancing that occurred in the first quarter of 2021.

(2)	Includes professional service-related service fees such as legal, accounting, tax, valuation and other consulting relating to acquisitions along with employee separation charges.

(3)	Includes acquisition related professional fees not accounted for in Note (2) above for the quarter ended April 2, 2021.

(4)	Includes the amortization of unvested restricted share units, performance share units and stock options granted in 2020, 2021 and 2022 to key management personnel and our compensation to our Board of Directors.

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

As of April 1, 2022, we had total liquidity of $31.7 million. Based on the nature of our seasonality cycle, we typically see a liquidity decrease in our first quarter of the fiscal year and remaining constant during the second and third quarters of the year with the fourth quarter typically resulting in significant improvements in liquidity as working capital requirements decrease.

Other than the impact on cash flows from operations relating to the increase in interest expense, we have not experienced other liquidity decreases.

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	For the quarters ended
	April 1, 2022	April 2, 2021
	(in thousands)
Net cash provided by (used in) operating activities	$(16,063)	$693
Net cash used in investing activities	(27,189)	(788)
Net cash provided by financing activities	41,643	2,360
Net increase/(decrease) in cash and cash equivalents	$(1,609)	$2,265

Comparison of the three months ended April 1, 2022 to the three months ended April 2, 2021

Cash and Cash Equivalents.

At April 1, 2022 and April 2, 2021, we had $9.1 million and $16.3 million of cash and cash equivalents, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection engineering and consulting services.

Net cash provided by operating activities was a usage of $12.9 million for the quarter ended April 1, 2022, compared to net cash provided of $0.7 million for the quarter ended April 2, 2021. The decrease was primarily due to the timing of the payment of the Cares-Act deferral of employer taxes along with higher cash interest expenses of $3 million.

Investing Activities

Net cash used in investing activities was ($30.3) million for the quarter ended April 1, 2022, compared to ($0.8) million for the quarter ended April 2, 2021. The $27.9 million increase in cash used was related to our acquisitions of TranSmart and Alliance in March 2022. The prior year quarter did not include any acquisitions.

Financing Activities

Net cash provided by financing activities was $41.6 million for the quarter ended April 1, 2022, compared $2.4 million for the quarter ended April 2, 2021. The $39.2 million increase to net cash provided by financing activities was due to borrowings on Term Loan and Line of Credit to fund the acquisitions described above and to fund operations.

Working Capital

Working capital, or current assets less current liabilities, decreased $29.6 million to $83.4 million at April 1, 2022 from $113.0 million at April 2, 2021. This decrease in working capital resulted primarily from the growth in the Company, current maturities of long-term debt of $4.9 million, additional current portion of contingent consideration from acquisitions and the adoption of the new lease standard effective January 1, 2022 which increased current liabilities by $12.0 million while the right of use asset is recorded as a long term asset.

Debt Arrangements

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 month of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $61 million has been used and $14 million remains available as of April 1, 2022, and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20.0 million (the “Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances the Atlas Credit Agreement dated as of February 14, 2020, with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

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

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of April 1, 2022 and December 31, 2021, respectively.

Our debt balances are summarized as follows (in thousands):

	April 1, 2022	December 31, 2021
Atlas 2021 credit agreement	$517,233	$473,392
Less: Loan costs, net	(7,872)	(7,593)
Less current maturities of long-term debt	(4,930)	(3,606)
Long-term debt	$504,431	$462,193

The following table presents, in millions, scheduled maturities of the Company’s debt as of April 1, 2022 (in thousands):

2022 (nine months remaining)	$3,698
2023	4,930
2024	4,930
2025	4,930
2026	17,439
Thereafter	481,306
$517,233

Effective Interest Rate

Our average effective interest rate on our total debt, exclusive of redeemable preferred stock, during the quarters ended April 1, 2022 and April 2, 2021 was 8.7% and 7.7%, respectively. As described in Note 2 of the consolidated financial statements, the preferred stock was redeemed in full in connection with the issuance of the Term Loan in February 2021.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated statements for the quarters ended April 1, 2022 and April 2, 2021 was $11.1 million and $23.0 million (which included $15.2 million non-cash write-off of deferred financing costs), respectively.

Other Commitments and Contingencies

In connection with our acquisitions, we may be required to pay earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisition. We have currently accrued $19.8 million and $17.8 million as the fair value of that liability within other current and other long-term liabilities, respectively, within our Consolidated Balance Sheet at April 1, 2022, which is temporary and subject to finalization.

As part of our self-insurance policies, we are required to furnish standby letters of credit to our reinsurers. We had $3.7 million of standby letters of credit in effect as of April 1, 2022.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due, in millions, as of April 1, 2022 are as follows:

2022 (nine months remaining)	$10.6
2023	11.9
2024	8.1
2025	4.4
2026	2.9
Thereafter	4.1
$42.0

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

Remaining payments are as follows (in millions):

2022 (nine months remaining)	$0.8
2023	0.7
2024	0.5
$2.0

Off-Balance Sheet Arrangements

As of April 1, 2022, we had no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The information called for by this item is not required as we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of April 1, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A. Risk factors

During the quarter ended April 1, 2022, there have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 11, 2022, Atlas Technical Consultants LLC (the “Buyer”), a subsidiary of Atlas Technical Consultants, Inc. (the “Company”), entered into a definitive agreement (the “Purchase Agreement”), by and among Buyer, TranSmart Technologies, Inc., a Wisconsin corporation (“TranSmart”), Jing Li, an individual residing in the State of Wisconsin, Karen George, an individual residing in the State of Illinois, Xin Li, an individual residing in the State of Wisconsin, and Austin Provost, an individual residing in the state of Illinois (collectively, the “Sellers”) providing for the sale of all of the outstanding equity securities of TranSmart to the Buyer (the “TranSmart Acquisition”).

The purchase price for the TranSmart Acquisition includes an equity component that consists of 872,752 of the Company’s Class A common stock, par value $0.0001, equal to $9,900,000.00 divided by the arithmetic average of the daily VWAP of the Company’s class A common stock for the 20 consecutive trading days immediately prior to the closing of the Acquisition (the “TranSmart Equity Consideration”).

On March 18, 2022, Atlas Technical Consultants LLC (the “Buyer”), a subsidiary of Atlas Technical Consultants, Inc. (the “Company”), entered into a definitive agreement (the “Purchase Agreement”), by and among Buyer, Takeshi Jason Nakamura, an individual residing in the state of Washington, Brian Blevins, an individual residing in the state of Washington, Jay Byrd, an individual residing in the state of Washington, and Project Azimuth LLC, a Washington limited liability company (collectively the “Sellers”) providing for the sale of all of the outstanding equity securities of 1 Alliance Geomatics, LLC, (“1 Alliance”) to the Buyer (the “1 Alliance Acquisition”).

The purchase price for the 1 Alliance Acquisition includes an equity component that consists of 355,649 of the Company’s Class A common stock, par value $0.0001, equal to $4,300,000.00 divided by the arithmetic average of the daily VWAP of the Company’s class A common stock for the 20 consecutive trading days immediately prior to the closing of the Acquisition (the “1 Alliance Equity Consideration”).

The Class A common stock was issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Unit Purchase Agreement, dated August 12, 2019, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
3.2	Second Amended and Restated Bylaws of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
4.1	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.3	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 21, 2018).
4.4	Amendment No. 1 to Warrant Agreement, dated as of November 17, 2020, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2020).
10.1*†	Form of RSU Award Agreement (Executives).
10.2*†	Form of PSU Award Agreement (Executives).
10.3*†	Amended and Restated Employment Agreement, dated as of December 31, 2022, by and between Atlas Technical Consultants LLC and Jonathan Parnell
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed Herewith

†	Management contract and compensatory arrangement in which any director or named executive officer participates

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May, 2021.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ David D. Quinn, Sr.
Name:	David D. Quinn, Sr.
Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)