Form 10-Q
period 2022-07-01
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2022-08-09
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2022

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

As of August 8, 2022, 36,772,542 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,245,292 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

ATLAS TECHNICAL CONSULTANTS, INC.

Form 10-Q

For the Quarter and Year to Date Ended July 1, 2022

i

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

ii

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	July 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and equivalents	$11,046	$10,697
Accounts receivable, net	111,987	105,362
Unbilled receivables, net	53,727	45,924
Prepaid expenses	6,982	5,061
Other current assets	4,895	4,039
Total current assets	188,637	171,083

Property and equipment, net	14,918	13,757
Intangible assets, net	136,678	107,314
Goodwill	132,854	124,348
Other long-term assets	49,971	4,015
TOTAL ASSETS	$523,058	$420,517

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Trade accounts payable	$48,914	$42,521
Accrued liabilities	13,782	17,124
Current maturities of long-term debt	4,930	3,606
Other current liabilities	40,795	26,489
Total current liabilities	108,421	89,740

Long-term debt, net of current maturities and loan costs	498,561	462,193
Other long-term liabilities	54,477	20,074
Total liabilities	661,459	572,007

COMMITMENTS AND CONTINGENCIES (NOTE 12)

Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 36,772,542 and 33,645,212 shares issued and outstanding at July 1, 2022 and December 31, 2021, respectively	4	3
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 2,245,292 and 3,328,101 shares issued and outstanding at July 1, 2022 and December 31, 2021, respectively	-	-
Additional paid in capital	(83,774)	(102,692)
Non-controlling interest	(20,708)	(20,210)
Retained deficit	(33,923)	(28,591)
Total shareholders’ deficit	(138,401)	(151,490)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$523,058	$420,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenues	$156,501	$131,562	$291,688	$254,831
Subcontractor costs	(34,040)	(25,241)	(59,871)	(46,917)
Other costs of revenues	(48,498)	(43,108)	(94,534)	(86,060)

Gross Profit	73,963	63,213	137,283	121,854

Operating expenses:
Personnel costs and benefits	(38,335)	(32,611)	(72,805)	(66,521)
Selling general and administrative	(16,736)	(16,177)	(31,772)	(28,053)
Change in fair value of earnouts	-	(2,823)	-	(2,823)
Depreciation and amortization	(8,328)	(5,940)	(15,296)	(10,500)

Total Operating expenses	(63,399)	(57,551)	(119,873)	(107,897)

Operating income	10,564	5,662	17,410	13,957

Interest expense	(11,771)	(10,258)	(22,890)	(33,300)

Loss before income taxes	(1,207)	(4,596)	(5,480)	(19,343)
Income tax expense	(205)	(187)	(350)	(231)

Net (loss) income	(1,412)	(4,783)	(5,830)	(19,574)

Provision for non-controlling interest	102	617	467	12,786

Redeemable preferred stock dividends	-	-	-	(5,899)

Net (loss) attributable to Class A common stock shareholders/members	$(1,310)	$(4,166)	$(5,363)	$(12,687)

(Loss) Per Class A Common Share	$(0.04)	$(0.14)	$(0.15)	$(0.57)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	35,934,215	30,633,366	34,981,819	22,400,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net (loss)	$(5,830)	$(19,574)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,296	10,499
Equity based compensation expense	2,734	1,251
Interest expense, paid in kind	-	3,153
Gain on sale of property and equipment	-	(1)
Write-off of deferred financing costs related to debt extinguishment	-	15,197
Amortization of deferred financing costs	558	644
Provision for bad debts	-	(511)
Changes in assets & liabilities:
(Increase) decrease in accounts receivable and unbilled receivable	(1,749)	2,724
(Increase) decrease in prepaid expenses	(1,547)	(2,416)
(Increase) decrease in other current assets	(848)	1,586
Increase (decrease) in trade accounts payable	(557)	1,680
(Decrease) in accrued liabilities	(8,511)	(5,252)
(Decrease) in other current and long-term liabilities	(6,075)	(180)
(Increase) in other long-term assets	221	(344)
Net cash provided by (used in) operating activities	(6,308)	8,456

Cash flows from investing activities:
Purchases of property and equipment	(4,080)	(1,447)
Proceeds from disposal of property and equipment	-	1
Purchase of business, net of cash acquired	(24,757)	(30,999)
Net cash (used in) investing activities	(28,837)	(32,445)

Cash flows from financing activities:
Proceeds from issuance of debt	26,000	496,754
Payment of loan acquisition costs	-	(8,543)
Repayments of debt	(2,400)	(294,463)
Net payments on revolving line of credit	13,534	(12,159)
Repayment of redeemable preferred stock	-	(156,186)
Payments of redeemable preferred stock dividends	-	(1,185)
Distributions to non-controlling interests	-	(779)
Payment of contingent earn-out	(1,640)	(1,706)
Net cash provided by financing activities	35,494	21,733

Net change in cash and equivalents	349	(2,256)
Cash and equivalents - beginning of period	10,697	14,062
Cash and equivalents - end of period	$11,046	$11,806

Supplemental information:
Cash paid during the period for:
Interest	$21,203	$13,830
Taxes	425	232
Capital assets financed	102	165
Contingent consideration share settled	-	2,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Non- Controlling	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Interests	Deficit	Deficit
Balance at December 31, 2020	12,842	$1	22,439	2	$(37,382)	(90,566)	(6,203)	$(134,148)
Equity based compensation	-	-	-	-	446			446
Conversion of Shares	2,315	1	(2,315)		(9,344)	9,344		1
Net loss						(8,654)	(6,136)	(14,790)
Dividends on redeemable preferred stock						(3,515)	(2,384)	(5,899)
Balance at April 2, 2021	15,157	$2	20,124	2	(46,280)	(93,391)	(14,723)	(154,390)
Equity based compensation					805			805
Distributions to non-controlling interests						(779)		(779)
Net loss						(617)	(4,166)	(4,783)
Issuance of shares	1,693				16,007			16,007
Conversion of shares	15,889	1	(15,889)	(2)	(73,743)	73,743		(1)
Balance at July 2, 2021	32,739	$3	4,235	$-	$(103,211)	$(21,044)	$(18,889)	$(143,141)

Balance at December 31, 2021	33,646	$3	3,328		$(102,692)	$(20,210)	$(28,591)	$(151,490)
Equity based compensation	62				1,706			1,706
Conversion of shares	181		(181)	-
Net (loss)						(396)	(4,022)	(4,418)
Shares issued	1,227	1	186		15,530			15,531)
Balance at April 1, 2022	35,116	$4	3,333	$-	$(85,456)	(20,606)	(32,613)	(138,671)

Equity based compensation					1,682			1,682
Conversion of shares	1,088		(1,088)
Net (loss)						(102)	(1,310)	(1,412)
Issuance of shares	569
Balance at July 1, 2022	36,773	$4	2,245	$-	$(83,774)	$(20,708)	$(33,923)	$(138,401)

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

The Company has approximately 124 offices in 41 states, employs approximately 3,600 employees and is headquartered in Austin, Texas.

The Company is an infrastructure and environmental solutions company and a provider of professional testing, inspection, engineering, environmental, program management and consulting services, offering solutions to public and private sector clients in the transportation, commercial, water, government, education, industrial, healthcare and power markets.

Services are provided throughout the United States and its territories to a broad base of clients, with no single client representing 10% or more of our revenues for either the three or six months ended July 1, 2022 or July 2, 2021. Services are rendered primarily on a time and materials and cost-plus basis with approximately 90% of our contracts on that basis and the remainder represented by firm fixed price contracts.

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

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. This reclassification did not have any impact to our reported net income or cash flows for the three or six months ended July 2, 2021.

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

As of July 1, 2022 and December 31, 2021, the allowance for trade accounts receivable was $3.8 million and $3.3 million, respectively, while the allowance for unbilled receivables was $0.5 million and $0.6 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

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

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. There were no impairment charges during the three or six months ended July 1, 2022 and July 2, 2021.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through the discounted cash flow method. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the three or six months ended July 1, 2022 and July 2, 2021.

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

Under time and materials contracts with a ceiling, the Company charges the clients for time and materials based upon the work performed however there is a ceiling or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the original or amended ceiling. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the customer. When the Company is reaching the ceiling, the contract will be renegotiated, or we cease work when the maximum contract value is reached. The Company will continue to work if it is probable that the contract will be extended. The Company is only entitled to consideration for the work it has performed, and the ceiling amount is not a guaranteed contract value. The Company earned approximately 90% of its revenues under T&M contracts during the three and six months ended July 1, 2022 and July 2, 2021, respectively.

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

Change Orders and Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract. Either the Company or its client may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites, and period of completion of the work or changes in the amount of our compensation. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable. Change orders may take time to be formally documented and terms of such change orders are agreed with the client before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the client. If the Company is having difficulties in renegotiating the change order, the Company will stop work if possible, record all costs incurred to date, and determine, on a project-by-project basis, the appropriate final revenue recognition.

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

As of July 1, 2022 and December 31, 2021, we had $855 million and $808 million of remaining performance obligations, or backlog, respectively, of which $513 million and $485 million, respectively, or 60% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

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

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During the course of its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at July 1, 2022 and December 31, 2021 was $0, respectively.

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

The Company has various financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities, and long-term debt. The carrying value of the Company’s cash and cash equivalents, accounts receivable, and payable and accrued liabilities approximate their fair value due to their short-term nature. The Company believes that the aggregate fair values of its long-term debt approximates their carrying amounts as the interest rates on the debt are either reset on a frequent basis or reflect current market rates. See Note 6 for a discussion of interest rate cap fair value.

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

The following table summarizes the changes in the fair value of estimated contingent consideration:

Contingent consideration, as of December 31, 2021	$31,461
Additions for acquisitions	9,500
Adjustment to liability for changes in fair value	-
Reduction of liability for payment made	(3,270)
Total contingent consideration, as of July 1, 2022	37,691
Current portion of contingent consideration	(16,577)
Contingent consideration, less current portion	$21,114

The Company may at its discretion settle the contingent consideration with cash, common shares or a combination of cash and common shares. During the three months ended April 1, 2022, we settled a portion of the $3.3 million payment with shares of Class A common stock.

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

Equity compensation was $1.7 million and $805 thousand for the three months ended July 1, 2022 and July 2, 2021, respectively, and $3.4 million and $1.3 million for the six months ended July 1, 2022 and July 2, 2021, respectively.

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

NOTE 4 – BUSINESS ACQUISITIONS

In April 2021, the Company acquired Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of New York, Inc. (collectively, “AEL”) for cash and an amount of equity consideration totaling $24.5 million, plus an earnout of up to $13.5 million. The Company issued 738,566 shares of Class A common stock to the former owner of AEL, which represented $7.5 million of the total consideration paid. AEL is a materials testing and inspection firm based in Avenel, New Jersey, and provides steel, concrete, soil and other testing and inspection services to a diverse mix of public and private clients primarily in New York and New Jersey. AEL added approximately 290 professionals to the Company’s workforce and is expected to strengthen the Company’s materials testing and inspection services in the Northeast. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

In July 2021, the Company acquired O’Neill Services Group (“O’Neill), a quality assurance and environmental services firm that services clients throughout the Pacific Northwest. O’Neill, headquartered in Redmond, Washington, employs 90 people and received $24.4 million in the form of cash and stock consideration, plus an earnout of up to $16.0 million. The Company issued 653,728 shares of Class A common stock which represented $6.5 million of the total consideration received. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

In March 2022, the Company acquired TranSmart Technologies, Inc. (“TranSmart”) for an initial purchase price of $29.8 million which was paid in a combination of cash and shares of our Class A common stock, plus an earnout of up to $7.0 million. TranSmart specializes in Intelligent Transportation Systems (ITS) and engineering for transportation agencies and customers throughout the Midwest. TranSmart was founded in 1986 and is headquartered in Chicago, Illinois employs approximately 100 employees specializing in ITS, engineering, design and construction/program management services. The Company issued 872,752 of Class A common stock which represented $9.9 million of the total consideration received. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

In March 2022, the Company acquired 1 Alliance Geomatics, LLC (“1 Alliance”) for an initial purchase price of $22.0 million which was paid in a combination of cash and shares of our Class A common stock, plus an earnout of up to $8.3 million. 1 Alliance is a provider of geospatial services to transportation and water resources clients from its four offices within the Pacific Northwest. 1 Alliance, based in Bellevue, Washington, was founded in 2012 and employs approximately 70 people. The Company issued 355,649 of Class A common stock which represented $4.3 million of the total consideration received. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

Acquisition costs of approximately $0.0 million and $0.7 million have been expensed in the quarters ended July 1, 2022 and July 2, 2021, respectively, and $0.5 million and $1.4 million for the six-months ended July 1, 2022 and July 2, 2021, respectively, in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition (in thousands):

	AEL	O’Neill	TranSmart*	1 Alliance*
Cash	$684	$1,608	-	-
Accounts receivable	6,026	4,201	6,244	2,489
Unbilled receivable	858	-	1,832	2,115
Property and equipment	52	1,049	139	1,733
Other current and long-term assets	130	-	298	174
Intangible assets	13,816	22,735	23,555	16,314
Liabilities	(3,065)	(1,546)	(5,062)	(3,557)

Net assets acquired	$18,501	28,047	27,006	19,268

Consideration paid (cash and equity consideration)	$24,502	$24,369	25,763	16,517
Contingent earnout liability at fair value (cash)	7,045	7,106	4,000	5,500
Total Consideration	31,547	31,475	29,763	22,017
Excess consideration over the amounts assigned to the net assets acquired (goodwill)	$13,046	3,428	2,757	2,749

*	The above purchase price allocation is tentative and preliminary and subject to further updates as we complete the purchase price allocation.

NOTE 5 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows:

Balance as of December 31, 2021	$124,348
Acquisitions	5,506
Disposals	-
Measurement period adjustments	3,000
Balance as of July 1, 2022	$132,854

The Company did not recognize any impairments of goodwill in the six months ended July 1, 2022 or July 2, 2021.

Intangible assets as of July 1, 2022 and December 31, 2021 consist of the following:

	July 1, 2022			December 31, 2021			Remaining
	Gross	Accumulated	Net book	Gross	Accumulated	Net book	useful life
	amount	amortization	value	amount	amortization	value	(in years)
Definite life intangible assets:
Customer relationships	$187,126	$(56,288)	$130,838	$149,917	$(47,310)	$102,607	11.0
Tradenames	28,240	(22,400)	5,840	25,580	(20,890)	4,690	2.5
Non-competes	600	(600)	-	600	(583)	17	0.4
Total intangibles	$215,966	$(79,288)	$136,678	$176,097	$(68,783)	$107,314

Amortization expense was $5.9 million and $3.6 million for the three months ended July 1, 2022 and July 2, 2021 respectively, and $10.5 million and $6.7 million for the six months ended July 1, 2022 and July 2, 2021, respectively.

Amortization of intangible assets for the next five years and thereafter is expected to be as follows:

2022 (six months remaining)	$10,694
2023	22,005
2024	20,654
2025	20,190
2026	20,190
Thereafter	42,945
$136,678

NOTE 6 – LONG-TERM DEBT

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 month of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $61 million has been used ($26.0 million in connection with the acquisitions during the first quarter of 2022) and $14 million remains available as of July 1, 2022, and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20.0 million (the “Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances the Atlas Credit Agreement dated as of February 14, 2020, with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

The Term Loan Agreement and ABL Revolver Agreement are collectively referred to as the “Atlas 2021 Credit Agreements” by the Company.

The initial Term Loan will mature on February 25, 2028 and the Revolver will mature on February 25, 2026.

Refer to Note 15 – Subsequent Events for a discussion of an amendment to the ABL Revolver Agreement in August 2022 to increase the capacity to $60,000,000.

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

Interest Rate Cap

The Company is exposed to fluctuations in interest rates on its senior secured credit facilities. Changes in interest rates will not affect the market value of such debt but will affect the Company’s interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on the Company’s cash flow. The Company hedges the interest rate fluctuations on debt obligations through an interest rate cap agreement. The Company records this agreement at fair value as an asset in its consolidated balance sheet. Based on the inherent nature of an interest rate cap, the instrument can never result in a liability to the Company. As the derivative is designated and qualifies as a cash flow hedge, the gains or losses on the interest rate cap agreement are recorded in stockholders’ equity as a component of OCI, net of tax. Reclassifications of the gains and losses on the interest rate cap agreement into earnings are recorded as part of interest expense in the consolidated statements of operations as the Company makes its interest payments on the hedged portion of its senior secured credit facilities. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices.

In June 2022, the Company entered into a deferred premium interest rate cap which limits the Adjusted LIBOR rate noted above to 3%. The interest rate cap hedges $500,000,000 of debt and has a three-year term and will be paid for monthly at an annual rate of 0.69% or approximately $10.5 million over the three-year period. This interest rate cap limits the overall interest rate on the Term Loan from exceeding 11.2% (Adjusted Libor of 3% maximum plus 5.50% plus the additional 2.0% cash or payment-in-kind plus the 0.69% cost of the interest rate cap). The Company uses interest rate related derivative instruments to manage its exposure to changes in interest rates on its variable-rate debt instruments. The Company does not speculate using derivative instruments.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is an asset, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is a liability, the Company owes the counterparty and therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high quality counterparties. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.

Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with the Company’s derivative instruments is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As a result, the Company has recorded an asset and a corresponding liability for $10.5 million representing the fair value of the interest rate cap and the remaining payments of the deferred premium. The asset is included in other long-term assets and the liability is recorded as an other current liability of $3.5 million and an other long-term liability of $7 million. One monthly payment was made as of July 1, 2022. The fair value of the interest rate cap as of July 1, 2022 approximated the initial value of $10.5 million and therefore there was no amount recorded in OCI as of July 1, 2022.

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

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of July 1, 2022 and December 31, 2021, respectively.

Long-term debt consisted of the following:

	July 1, 2022	December 31, 2021
Atlas 2021 credit agreement - term loan	$498,971	$473,392

Atlas 2021 credit agreement – revolving	12,058	-

Subtotal	511,029	473,392

Less: Loan costs, net	(7,538)	(7,593)

Less current maturities of long-term debt	(4,930)	(3,606)

Long-term debt	$498,561	$462,193

Aggregate long-term principal payments subsequent to July 1, 2022, are as follows (amounts in thousands):

2022 (six months remaining)	$2,465
2023	4,930
2024	4,930
2025	4,930
2026	4,930
Thereafter	488,844
$511,029

The 2021 Atlas Credit agreement requires annual amortization of principal and interest amounts of 1% or 2.5% depending on certain ratios. The Company is currently within the ratio that requires 1% annual amortization and expects to remain at the 1% level. Principal repayments commenced during the Company’s second quarter 2022.

NOTE 7- SHAREHOLDERS’ DEFICIT

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

The following table summarizes the changes in the outstanding stock and warrants from the December 31, 2021 through July 1, 2022 (amounts in thousands):

	Class A Common Stock	Class B Common Stock
Beginning Balance, as of December 31, 2021	33,646	3,328
Issuances	1,857	186
Transfers to Class A from Class B	1,270	(1,269)
Shares Outstanding at July 1, 2022	36,773	2,245

Class A Common Stock –At July 1, 2022 and December 31, 2021, there were 36,772,542 and 33,645,212 shares of Class A common stock issued and outstanding, respectively. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At July 1, 2022 and December 31, 2021, there were 2,245,292 and 3,328,101 shares of Class B common stock issued and outstanding, respectively.

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

Non-controlling Interest

As of July 1, 2022 and December 31, 2021, the Company ownership and voting structure was comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 94% and 91%, respectively, in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

We did not have any distributions during the quarters or six months ended July 1, 2022 and July 2, 2021.

NOTE 8 – LOSS PER SHARE

The Atlas Business Combination was structured as a reverse capitalization by which the Company issued stock for the net assets of Atlas Intermediate accompanied by a recapitalization. Earnings per share is calculated for the Company only for periods after the Atlas Business Combination due to the reverse recapitalization.

(Loss) per share was calculated as follows:

	Three Months Ended		Six Months Ended	Closing Date Through
	July 1, 2022	July 2 2021	July 1, 2022	July 2, 2021
Numerator:
Net loss	$(1,412)	$(4,783)	$(5,830)	$(19,574)
Provision for non-controlling interest	102	617	467	12,786
Redeemable preferred stock dividends	-	-	-	(5,899)
Net (loss) attributable to Class A common shares - basic and diluted	$(1,310)	$(4,166)	$(5,363)	$(12,687)

Denominator:
Weighted average shares outstanding - basic and diluted	35,934,215	30,633,366	34,981,819	22,400,179

Net (loss) per Class A common share, basic and diluted	$(0.04)	$(0.14)	$(0.15)	$(0.57)

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

NOTE 9 – EQUITY BASED COMPENSATION

Equity compensation was $1.7 million and $0.8 million for the three months ended July 1, 2022 and July 2, 2021, respectively, and $3.4 million and $1.3 million for the six months ended July 1, 2022 and July 2, 2021, respectively.

The Company granted restricted stock units (“RSUs”) and performance stock units (“PSUs”) during 2022 and 2021 to reward, motivate and retain selected management personnel.

An additional grant of RSUs was made to a member of the Company’s leadership team on December 31, 2020 to reflect an increase in responsibility.

The Company granted its Board of Directors RSUs during 2022 and 2021 as part of their annual board compensation packages.

The Company estimates forfeitures of its stock awards. Actual forfeitures may differ from those estimates. The Company currently estimates its forfeitures as 3% of the RSUs awards granted each year but will continue to reassess its estimate on a quarterly basis.

Price-Vested Stock Options

During the third quarter of 2021, the Company awarded 547,943 of price-vested stock options (the “options” or “stock options”) in aggregate to its Chief Executive, Chief Financial, and Chief Strategy Officers collectively the “option awardees”). These options vested equally in four tranches on the second, third, fourth and fifth anniversary of the option grant date and is dependent upon the option awardees remaining employed by the Company and the stock price on the applicable tranche anniversary to be equal to or exceed a prescribed share price within the stock option agreement. The strike price of each option for each tranche is $10.50, which was the Company’s closing stock price on the option grant date. The Company has valued the options at fair market value based upon a Monte Carlo with Geometric Brown Motion simulation and will recognize the compensation cost for each tranche over a range of 5.17 to 5.93 years with values per option ranging from $2.29 to $3.55. The fair market value of the options as of the grant date was $1.6 million.

NOTE 10 – RELATED-PARTY TRANSACTIONS

During the quarters and six month ended July 1, 2022 and July 2, 2021, the Company leased office space at fair value from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Statement of Operations in the amount of $0.2 million for each of the quarters ended July 1, 2022 and July 2, 2021 and $0.4 million for each of the six months ended July 1, 2022 and July 2, 2021.

During the six months ended July 1, 2022 and July 2, 2021, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $0 and $0.1 million, respectively.

NOTE 11 — EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board, make additional contributions to these plans. The Company has made total contributions of $1.8 and $1.6 million for the three months ended July 1, 2022 and July 2, 2021, respectively, and $3.9 million, and $3.4 million for the six months ended July 1, 2022 and July 2, 2021, respectively.

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

NOTE 13 – INCOME TAXES

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

Subsequent to the Atlas Business Combination, income taxes relating to Atlas Technical Consulting, Inc, the C-Corps owned directly by Atlas Intermediate and the State of Texas Margin tax are considered within the provision of non-controlling interest as it is generated through the results of Atlas Intermediate and its subsidiaries.

Our effective tax rate from continuing operations was (17.0%) and (3.8%) for the quarters ending July 1, 2022 and July 2, 2021, respectively and (6.4%) and (1.2%) for the six-months ended July 1, 2022 and July 2, 2021, respectively. Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations and income tax expense is attributable to changes in our mix of pre-tax losses/earnings, valuation allowance and the effect of non-controlling interest in income of consolidated subsidiaries.

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

The Company had no unrecognized tax benefits as of July 1, 2022 or December 31, 2021. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties as of July 1, 2022 or December 31, 2021.

NOTE 14 – LEASES

The Company determines whether contractual arrangements contain a lease by evaluating whether those arrangements either implicitly or explicitly identify an asset, whether the Company has the right to obtain substantially all of the economic benefits from use of the asset throughout the term of the arrangement, and whether the Company has the right to direct the use of the asset.

The Company has entered into various operating leases primarily for office space, vehicles and office equipment. The office space leases generally have fixed payments with expiration dates ranging from 2022 to 2026, some of which have options to extend the leases from 5 to 10 years and some have options to terminate at the Company’s discretion. The Company’s vehicle and office equipment leases generally have fixed payments with expiration dates ranging from 2022 to 2026. Renewal options are included in the lease term if it is reasonably certain that the Company will exercise those options. Periods for which the Company is reasonably certain not to exercise termination options are also included in the lease term. For leases with a term of 12 months or less, the Company has made an accounting policy election to not recognize right-of-use (ROU) assets or lease liabilities for qualifying leases. For these leases, the Company recognizes lease expense on a straight-line basis over the lease term.

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

The following table provides the components of lease cost for the Company’s operating leases for the quarter ended July 1 (in thousands):

2022

Lease cost:
Operating lease cost	$3,712
Short-term lease cost	221
Total lease cost	$3,933

The following table provides other key information related to the Company’s operating leases at July 1 (in thousands):

2022

Cash paid for amounts included in the measurement of lease liabilities:	$-
Operating cash flows from operating leases	3,620
Right-of-use asset obtained in exchange for new operating lease liabilities	$3,620

The following table provides the total future minimum rental payments for operating leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of July 1, 2022 (in thousands).

Operating Leases
2022	$7,161
2023	12,291
2024	8,101
2025	4,128
2026	2,695
Thereafter	3,819
Total	$38,195

Weighted-average discount rate	5.41%
Weighted-average remaining lease term (in years)	3.74
Current lease liabilities (included in other current liabilities)	$12,111
Non-current lease liabilities (included in other long-term liabilities)	22,224
Right-of-use assets (included in other long-term assets)	32,786

NOTE 15 – SUBSEQUENT EVENTS

On August 4, 2022, Holdings, Intermediate, certain subsidiaries of Holdings (collectively with Holdings and Intermediate, the “Loan Parties”) and the Administrative Agent (as defined below) entered into the First Amendment to Credit Agreement (the “Credit Agreement Amendment”), which amends that certain Credit Agreement, dated as of February 25, 2021 by and among the Loan Parties and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “Administrative Agent”).

The Credit Agreement Amendment amended the Credit Agreement to, among other matters:

●	Increase the revolving credit facility thereunder by $20,000,000 to an aggregate principal amount of $60,000,000.

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

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes scientists, engineers, inspectors and other field experts. As of July 1, 2022, our technical staff represented approximately 80% of our approximately 3,600 employees. Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of July 1, 2022 our contracted backlog was estimated to be approximately $855 million. See “—Backlog” below for additional information relating to our backlog.

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

Provision for Non-controlling Interest

Our ownership and voting structure are comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 94% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

Financial Overview

During the quarter ended July 1, 2022, we continued to execute on our growth strategy increasing revenues by 19% compared to the second quarter of 2021, including 8% organic growth as we continue to win larger projects and programs and benefit from our expanded service capabilities with two new acquisitions in 2022. Our gross margins improved over the first quarter of 2022 as we benefited from increased billing rates and improved operational execution. As the Company grows, we continue see economies of scale with our efficient overhead structure which has resulted in significantly higher operating income compared to both the prior year quarter and first quarter of this year.  In the face of rising interest rates and increased amortization of intangibles related to acquisitions, we have been able to reduce our net loss to $1.4 million for the quarter and generated cash flow from operations of $9.8 million. We also entered into an interest rate cap hedge agreement to limit the cash flow impact of rising interest rates.

Our focus on providing infrastructure and environmental professional services without undertaking direct construction risk or having the carbon footprint of a manufacturing entity provides a growing platform for us to assist our clients in addressing their ongoing Environmental, Social and Governance (“ESG”) objectives and maintaining compliance with local laws and regulations.

Backlog has grown to a record $855 million with additional key wins on larger marquee environmental and transportation jobs.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated.

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands, except per share data)
Revenues	$156,501	$131,562	$291,688	$254,831
Subcontractor costs	(34,040)	(25,241)	(59,871)	(46,917)
Other costs of revenues	(48,498)	(43,108)	(94,534)	(86,060)

Gross Profit	73,963	63,213	137,283	121,854

Operating expenses:
Personnel costs and benefits	(38,335)	(32,611)	(72,805)	(66,521)
Selling general and administrative	(16,736)	(16,177)	(31,772)	(28,053)
Change in fair value of earnouts	-	(2,823)	-	(2,823)
Depreciation and amortization	(8,328)	(5,940)	(15,296)	(10,500)

Total Operating expenses	(63,399)	(57,551)	(119,873)	(107,897)

Operating income	10,564	5,662	17,410	13,957

Interest expense	(11,771)	(10,258)	(22,890)	(33,300)

(Loss) income before income taxes	(1,207)	(4,596)	(5,480)	(19,343)
Income tax expense	(205)	(187)	(350)	(231)

Net (loss) income	(1,412)	(4,783)	(5,830)	(19,574)

Provision for non-controlling interest	102	617	467	12,786

Redeemable preferred stock dividends	-	-	-	(5,899)

Net (loss) attributable to Class A common stock shareholders/members	$(1,310)	$(4,166)	$(5,363)	$(12,687)

(Loss) Per Class A Common Share	$(0.04)	$(0.14)	$(0.15)	$(0.57)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	35,934,215	30,633,366	34,981,819	22,400,179

Comparison of the three months ended July 1, 2022 to the three months ended July 2, 2021:

Revenue

Revenue for the three months ended July 1, 2022 increased $24.9 million, or 19.0%, to $156.5 million as compared to $131.6 million for the corresponding prior year period.

The increase in revenue for the three months ended July 1, 2022 was attributable, in part, to the acquisitions of O’Neill, TranSmart and 1 Alliance. These acquisitions accounted for $16.2 million of the increase for the quarter. Additionally, we have experienced growth in revenues in transportation projects as we expand our services across new geographies and expand our range of services to existing customers and have been successful in updating and increasing our pricing with customers to mitigate greater U.S. labor issues.

Subcontractor Costs

Subcontractor costs increased $8.8 million, or 34.9%, to $34.0 million. The increase is due to the increase in revenues and the timing of work where subcontractor costs are required. During the quarter ended July 1, 2022, there was in increase in the percentage of subcontractor costs compared to revenues from 19.2% in the quarter ended July 2, 2021 to 21.8% in the current quarter. This percentage varies from period to period based on the timing of large projects that require higher percentage subcontractor use but has historically been 20% over a number of periods.

Other Costs of Revenues and Gross Profit

Other costs of revenue for the quarter ended July 1, 2022 increased $5.4 million, or 12.5%. The increase in other cost of revenues was due to the increase in revenues and total costs of revenues was consistent as a percentage of revenues for each quarter. The company has been able to achieve consistent gross margins with a significant amount of work done on a cost reimbursable basis along with other projects where pricing increases have been achieved.

Operating Expense

Total operating expenses for the quarter ended July 1, 2022 increased by $5.8 million, or 10.2%. For the quarter ended July 1, 2022, operating expense, as a percentage of revenue, decreased to 40.5% from 43.7% in the prior year as the Company has been able to scale the business and manage costs. Personnel costs, depreciation and amortization expense and selling general and administrative costs increased due to the additional intangible assets recorded in connection with the acquisitions completed since the quarter ended July 1, 2021.

Interest Expense

Interest expense for the quarter ended July 1, 2022 increased by $1.5 million due to additional debt related the costs of the acquisitions since the quarter ended July 2, 2021 as well as an approximate 0.80% increase in the average borrowing rate as the Company’s debt is partly based on Libor rates which have increased over the prior period.

Income Tax Expense

Income tax expense for the three months ended July 1, 2022 and July 2, 2021 was $0.2 million as the Company’s overall effective tax rate is low as the Company is in a loss position and does not have prior year income taxes to apply the losses to and recover prior taxes.

Provision for Non-controlling Interest

The provision for non-controlling interest for the quarter ended July 1, 2022 is a function of the level of participation of the non-controlling interests which was 6% in the current period compared to 9% in the prior period.

Redeemable Preferred Stock Dividends

We redeemed the Preferred Units in February 2021 and therefore had no redeemable preferred stock dividends for the three months ended July 1, 2022 or July 2, 2021.

Comparison of the six months ended July 1, 2022 to the six months ended July 2, 2021

Revenue

Revenue for the six months ended July 1, 2022 increased $36.9 million, or 14.5%, to $291.7 million as compared to $254.8 million for the corresponding prior year period.

The increase in revenue for the six months ended July 1, 2022 was attributable, in part, to the acquisitions of O’Neill, TranSmart and 1 Alliance. These acquisitions accounted for $21.8 million of the increase for the period. Additionally, we have experienced growth in revenues in transportation projects as we expand our services across new geographies and expand our range of services to existing customers and have been successful in updating and increasing our pricing with customers to mitigate greater U.S. labor issues.

Subcontractor Costs

Subcontractor costs increased $13.0 million, or 27.6%, to $59.9 million. The increase is due to the increase in revenues and the timing of work where subcontractor costs are required. During the six months ended July 1, 2022, there was in increase in the percentage of subcontractor costs compared to revenues from 18.4% in the six months ended July 2, 2021 to 20.5% in the current period. This percentage varies from period to period based on the timing of large projects that require higher percentage subcontractor use but has historically been 20% over a number of periods.

Other Costs of Revenues and Gross Profit

Other costs of revenue for the six months ended July 1, 2022 increased $8.5 million, or 9.8%. The increase in other cost of revenues was due to the increase in revenues and total costs of revenues was consistent as a percentage of revenues for each quarter. The company has been able to achieve consistent gross margins with a significant amount of work done on a cost reimbursable basis along with other projects where pricing increases have been achieved.

Operating Expense

Total operating expenses for the six months ended July 1, 2022 increased by $12.0 million, or 11.1%. For the six months ended July 1, 2022, operating expense, as a percentage of revenue, decreased to 41.1% from 42.3% in the prior period as the Company has been able to scale the business and manage costs. Personnel costs, depreciation and amortization expense and selling general and administrative costs increased due to the additional intangible assets recorded in connection with the acquisitions completed since the six months ended July 1, 2021.

Interest Expense

Interest expense for the six months ended July 1, 2022 decreased by $10.4 million. The prior year period included a write-off of deferred financing costs $15.2 million when the 2021 debt transaction was completed. Excluding this from the prior period results in interest expense increasing $4.9 million from the additional debt related the costs of the acquisitions since the six months ended July 2, 2021 as well as an approximate 0.80% increase in the average borrowing rate as the Company’s debt is partly based on Libor rates which have increased over the prior period.

Income Tax Expense

Income tax expense for the six months ended July and July 2, 2021 was $0.4 million and $0.2 million, respectively as the Company’s overall effective tax rate is low as the Company is in a loss position and does not have prior year income taxes to apply the losses to and recover prior taxes.

Provision for Non-controlling Interest

The provision for non-controlling interest for the six months ended July 1, 2022 is a function of the level of participation of the non-controlling interests which was 6% in the current period compared to 9% in the prior period.

Redeemable Preferred Stock Dividends

We redeemed the Preferred Units in February 2021 and therefore had no redeemable preferred stock dividends for the three months ended July 1, 2022 or July 2, 2021.

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

	For the three-months ended		For the six-months ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in $ millions)		(in $ millions)
Net loss	$(1.4)	$(4.8)	$(5.8)	$(19.6)
Interest (1)	11.8	10.2	22.9	33.3
Taxes	0.2	0.2	0.4	0.2
Depreciation and amortization	8.3	5.9	15.3	10.5
EBITDA	18.9	11.5	32.8	24.4

One time legal/transaction costs and other non-recurring charges(2)	$-	2.6	$0.8	3.9
Non-cash change in fair market value of contingent consideration	-	2.8		2.8
Non-cash equity compensation(3)	2.3	1.3	4.2	1.7

Adjusted EBITDA	$21.2	$18.2	$37.8	$32.8

(1)	Includes $15.2 million of financing fees incurred as part of the Atlas Business Combination in 2020 that were written off as part of our refinancing that occurred in the first quarter of 2021.

(2)	Includes acquisition related professional fees.

(3)	Includes the amortization of unvested restricted share units, performance share units and stock options granted in 2020, 2021 and 2022 to key management personnel and Board of Directors compensation.

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

As of July 1, 2022, we had total liquidity of $39.0 million. Based on the nature of our seasonality cycle, we typically see a liquidity decrease in our first quarter of the fiscal year and remaining constant during the second and third quarters of the year with the fourth quarter typically resulting in significant improvements in liquidity as working capital requirements decrease.

Other than the impact on cash flows from operations relating to the increase in interest expense, we have not experienced other liquidity decreases.

On June 6, 2022, we entered into an interest rate cap as described in Note 6 to the consolidated financial statements to hedge against the risk of Adjusted Libor exceeding 3%.

Refer to Note 15 – Subsequent Events to the consolidated financial statements for a discussion of an amendment to the ABL Revolver Agreement in August 2022 to increase the capacity to $60,000,000.

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	For the six months ended
	July 1, 2022	July 2, 2021
	($ in thousands)
Net cash (used in) provided by operating activities	$(6,308)	$8,456
Net cash used in investing activities	(28,837)	(32,445)
Net cash provided by financing activities	35,494	21,733
Net (decrease) increase in cash and cash equivalents	$349	$(2,256)

Comparison of the six months ended July 1, 2022 to the six months ended July 2, 2021

Cash and Cash Equivalents.

At July 1, 2022 and July 2, 2021, we had $11.0 million and $11.8 million of cash and cash equivalents, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection engineering and consulting services.

Net cash provided by operating activities was a usage of $6.3 million for the six months ended July 1, 2022, compared to net cash provided of $8.5 million for the six months ended July 2, 2021. The decrease was primarily due to the increase in cash paid for interest of $4.9 million and timing of the payment of the Cares-Act deferral of employer taxes of $3 million.

Investing Activities

Net cash used in investing activities was ($28.8) million for the six months ended July 1, 2022, compared to ($32.4) million for the six months ended July 2, 2021. The usage of cash was related to our acquisitions of TranSmart and Alliance in March 2022. The prior year period included the cash cost of the AEL and O’Neill acquisitions which were slightly higher cash outflows compared to the current period acquisitions.

Financing Activities

Net cash provided by financing activities was $35.5 million for the six months ended July 1, 2022, compared $21.7 million for the six months ended July 2, 2021. The $13.8 million increase to net cash provided by financing activities was due to borrowings on Term Loan and Line of Credit to fund the acquisitions described above and to fund operations.

Working Capital

Working capital, or current assets less current liabilities of $80.2 million at July 1, 2022 was comparable to working capital as of December 31, 2021 of $81.3 million.

Debt Arrangements

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 month of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $61 million has been used and $14 million remains available as of July 1, 2022, and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20.0 million (the “Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances the Atlas Credit Agreement dated as of February 14, 2020, with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

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

Interest Rate Cap

In June 2022, the Company entered into a deferred premium interest rate cap which limits the Adjusted LIBOR rate noted above to 3%. The interest rate cap hedges $500,000,000 of debt and has a three-year term and will be paid for monthly at an annual rate of 0.69% or approximately $10.5 million over the three-year period. As a result, the Company has recorded an asset and a corresponding liability for $10.5 million. The asset is included in other long-term assets and the liability is recorded as an other current liability of $3.5 million and an other long-term liability of $7 million. One monthly payment was made as of July 1, 2022. The Company will apply hedge accounting and record any change in fair value as a component of shareholders’ equity.

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

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of July 1, 2022 and December 31, 2021, respectively.

Our debt balances are summarized as follows (in thousands):

	July 1, 2022	December 31, 2021
	(in thousands)
Atlas 2021 credit agreement	$511,029	$473,392

Less: Loan costs, net	(7,538)	(7,593)
Less current maturities of long-term debt	(4,930)	(3,606)
Long-term debt	$498,561	$462,193

The following table presents, in millions, scheduled maturities of the Company’s debt as of July 1, 2022:

2022 (six months remaining)	$2.5
2023	4.9
2024	4.9
2025	4.9
2026	4.9
Thereafter	488.9
$511.0

The 2021 Atlas Credit agreement requires annual amortization of principal amounts of 1% or 2.5% depending on certain ratios. The Company is currently within the ratio that requires 1% annual amortization. Principal repayments commenced during the Company’s second quarter 2022.

Effective Interest Rate

Our average effective interest rate on our total debt during the six months ended July 1, 2022 and July 2, 2021 was 9.3% and 8.5%, respectively.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated statements for the six months ended July 1, 2022 and July 2, 2021 was $22.9 million and $33.3 million (which included $15.2 million non-cash write-off of deferred financing costs), respectively.

Other Commitments and Contingencies

In connection with our acquisitions , we may be required to pay earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisitions and may be paid in cash or stock. We have currently accrued $37.7 million as the fair value of that liability within our Consolidated Balance Sheet at July 1, 2022. Actual payouts may vary based on achievement of future results.

As part of our self-insurance policies, we are required to furnish standby letters of credit to our reinsurers. We had $3.7 million of standby letters of credit in effect as of July 1, 2022.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due, in millions, as of July 1, 2022 are as follows:

2022 (six months remaining)	$7.2
2023	12.3
2024	8.1
2025	4.1
2026	2.7
Thereafter	3.8
$38.2

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

Remaining payments are as follows (in millions):

2022 (six months remaining)	$0.5
2023	0.7
2024	0.5
$1.7

Off-Balance Sheet Arrangements

As of July 1, 2022, we had no material off-balance sheet arrangements.

Effects of Inflation

Based on the analysis of the periods presented, we believe that inflation has not had a material effect on our operating results through the six months ended July 1, 2022. However, interest rates have continued to rise and the additional interest expense expected to be paid over the next twelve months will be higher than the previous twelve months. For every 1% increase in LIBOR, we would experience $5 million in additional interest (see disclosures related to the interest rate cap entered into during the quarter ended July 1, 2022). In addition, the Company has experienced higher costs to replace comparable employees as certain labor markets have tightened and for employees opting to return to work post COVID-19.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information called for by this item is not required as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of July 1, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

During the quarter ended July 1, 2022, there have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
2.1	Unit Purchase Agreement, dated August 12, 2019, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
3.1	Third Amended and Restated Certificate of Incorporation of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
3.2	Amended and Restated Bylaws of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
4.1	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.3	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
4.4	Amendment No. 1 to Warrant Agreement, dated as of November 17, 2020, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed Herewith

†	Management contract and compensatory arrangement in which any director or named executive officer participates

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of August, 2022.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ David D. Quinn, Sr.
Name:	David D. Quinn, Sr.
Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)