Form 10-Q
period 2022-09-30
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2022-11-09
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, 37,721,053 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 1,346,212 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

ATLAS TECHNICAL CONSULTANTS, INC.

Form 10-Q

For the Three and Nine Months Ended September 30, 2022

i

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” in our Annual Report on Form 10-K that the Company filed with the SEC on March 16, 2022. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and equivalents	$9,451	$10,697
Accounts receivable, net	113,287	105,362
Unbilled receivables, net	57,245	45,924
Prepaid expenses	9,151	5,061
Other current assets	3,713	4,039
Total current assets	192,847	171,083

Property and equipment, net	15,492	13,757
Intangible assets, net	130,485	107,314
Goodwill	132,854	124,348
Other long-term assets	57,158	4,015
TOTAL ASSETS	$528,836	$420,517

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Trade accounts payable	$43,422	$42,521
Accrued liabilities	13,142	17,124
Current maturities of long-term debt	4,930	3,606
Other current liabilities	32,609	26,489
Total current liabilities	94,103	89,740

Long-term debt, net of current maturities and loan costs	510,369	462,193
Other long-term liabilities	49,451	20,074
Total liabilities	653,923	572,007

COMMITMENTS AND CONTINGENCIES (NOTE 12)

Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 37,708,556 and 33,645,212 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	3
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 1,356,212 and 3,328,101 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Additional paid in capital	(81,765)	(102,692)
Non-controlling interest	(20,629)	(20,210)
Accumulated other comprehensive income	9,321	-
Retained deficit	(32,018)	(28,591)
Total shareholders’ deficit	(125,087)	(151,490)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$528,836	$420,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Revenues	$162,119	$138,719	$453,807	$393,550
Subcontractor costs	(33,154)	(26,206)	(93,025)	(73,123)
Other costs of revenues	(52,180)	(46,372)	(146,714)	(132,432)

Gross Profit	76,785	66,141	214,068	187,995

Operating expenses:
Personnel costs and benefits	(37,254)	(35,210)	(110,059)	(101,731)
Selling general and administrative	(16,832)	(16,327)	(48,604)	(44,379)
Change in fair value of earnouts	-	-	-	(2,823)
Depreciation and amortization	(8,821)	(5,971)	(24,117)	(16,471)

Total Operating expenses	(62,907)	(57,508)	(182,780)	(165,404)

Operating income	13,878	8,633	31,288	22,591

Interest expense	(11,502)	(10,750)	(34,392)	(44,050)

Income (loss) before income taxes	2,376	(2,117)	(3,104)	(21,459)
Income tax expense	(392)	(409)	(742)	(641)

Net income (loss)	1,984	(2,526)	(3,846)	(22,100)

Provision for non-controlling interest	(79)	233	419	13,019

Redeemable preferred stock dividends	-	-	-	(5,899)

Net income (loss) attributable to Class A common stock shareholders/members	$1,905	$(2,293)	$(3,427)	$(14,980)

Income (Loss) Per Class A Common Share	$0.05	$(0.07)	$(0.10)	$(0.58)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	37,511,678	32,826,431	35,822,028	25,862,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

Net income (loss)	$1,984	$(2,526)	$(3,846)	$(22,100)
Other comprehensive income, net of tax effects:
Change in fair value of derivative instruments	9,321	-	9,321	-
Total other comprehensive income	9,321	-	9,321	-
Comprehensive income (loss)	11,305	(2,526)	5,475	(22,100)
Comprehensive (income) loss attributable to non-controlling interest	(448)	233	50	13,019
Comprehensive income (loss) attributable to Atlas	$10,857	$(2,293)	$5,525	$(9,081)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net loss	$(3,846)	$(22,100)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,117	16,471
Equity based compensation expense	4,743	2,454
Interest expense, paid in kind	-	5,536
Loss on sale of property and equipment	-	32
Write-off of deferred financing costs related to debt extinguishment	-	15,197
Amortization of deferred financing costs	837	928
Provision for bad debts	-	(403)
Changes in assets & liabilities:
(Increase) decrease in accounts receivable and unbilled receivable	(6,567)	(6,969)
(Increase) decrease in prepaid expenses	(3,716)	(1,630)
(Increase) decrease in other current assets	334	1,721
Increase (decrease) in trade accounts payable	(6,049)	2,305
(Decrease) in accrued liabilities	(9,151)	(10,286)
(Decrease) in other current and long-term liabilities	(14,669)	(739)
(Increase) in other long-term assets	-	(263)
Net cash (used in) provided by operating activities	(13,967)	2,254

Cash flows from investing activities:
Purchases of property and equipment	(7,283)	(2,407)
Proceeds from disposal of property and equipment	-	16
Purchase of business, net of cash acquired	(27,019)	(30,999)
Net cash (used in) investing activities	(34,302)	(33,390)

Cash flows from financing activities:
Proceeds from issuance of debt	26,000	496,754
Payment of loan acquisition costs	-	(8,543)
Repayments of debt	(2,400)	(294,463)
Net draw (payments) on revolving line of credit	25,063	(11,844)
Repayment of redeemable preferred stock	-	(156,186)
Payments of redeemable preferred stock dividends	-	(1,185)
Distributions to non-controlling interests	-	(1,238)
Payment of contingent earn-out	(1,640)	(1,706)
Net cash provided by financing activities	47,023	21,589

Net change in cash and equivalents	(1,246)	(9,547)
Cash and equivalents - beginning of period	10,697	14,062
Cash and equivalents - end of period	$9,451	$4,515

Supplemental information:
Cash paid during the period for:
Interest	$33,281	$21,950
Taxes	463	641
Capital assets financed	308	297
Contingent consideration share settled	-	2,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Non- Controlling	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Interests	Income	Deficit	Deficit
Balance at December 31, 2020	12,842	$1	22,439	$2	$(37,382)	$(90,566)	$-	$(6,203)	$(134,148)
Equity based compensation					446				446
Conversion of Shares	2,315	1	(2,315)		(9,344)	9,344			1
Net loss						(8,654)		(6,136)	(14,790)
Dividends on redeemable preferred stock						(3,515)		(2,384)	(5,899)
Balance at April 2, 2021	15,157	$2	20,124	$2	$(46,280)	$(93,391)	$-	$(14,723)	$(154,390)
Equity based compensation					805				805
Distributions to non-controlling interests						(779)			(779)
Net loss						(617)		(4,166)	(4,783)
Issuance of shares	1,693				16,007				16,007
Conversion of shares	15,889	1	(15,889)	$(2)	(73,743)	73,743			(1)
Balance at July 2, 2021	32,739	$3	4,235	$-	$(103,211)	$(21,044)	$-	$(18,889)	$(143,141)

Distributions to non-controlling interests						(459)			(459)
Equity based compensation					1,203				1,203
Conversion of shares	881		(881)		(4,380)	4,380			(1)
Net loss						(233)		(2,293)	(2,526)
Balance at October 1, 2021	33,620	$3	3,353	$-	$(106,388)	$(17,356)	$-	$(21,182)	$(144,923)

Balance at December 31, 2021	33,646	$3	3,328	$-	$(102,692)	$(20,210)	$-	$(28,591)	$(151,490)
Equity based compensation	62				1,706				1,706
Conversion of shares	181		(181)						-
Net loss						(396)		(4,022)	(4,418)
Shares issued	1,227	1	186		15,530				15,531
Balance at April 1, 2022	35,116	$4	3,333	$-	$(85,456)	$(20,606)	$-	$(32,613)	$(138,671)

Equity based compensation					1,682				1,682
Conversion of shares	1,088		(1,088)						-
Net loss						(102)		(1,310)	(1,412)
Issuance of shares	569								-
Balance at July 1, 2022	36,773	$4	2,245	$-	$(83,774)	$(20,708)	$-	$(33,923)	$(138,401)

Equity based compensation					2,009				2,009
Conversion of shares	889		(889)						-
Net income						79		1,905	1,984
Other comprehensive income							9,321		9,321
Issuance of shares	47								-
Balance at September 30, 2022	37,709	$4	1,356	$-	$(81,765)	$(20,629)	$9,321	$(32,018)	$(125,087)

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

Services are provided throughout the United States and its territories to a broad base of clients, with no single client representing 10% or more of our revenues for either the three or nine months ended September 30, 2022 or October 1, 2021. Services are rendered primarily on a time and materials and cost-plus basis with approximately 90% of our contracts on that basis and the remainder represented by firm fixed price contracts.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair statement of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year or for any other period. These interim statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K that the Company filed with the SEC on March 16, 2022.

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

The Company will no longer be an emerging growth company at the end of fiscal year 2023 based on five years since the date of our initial public offering.

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. This reclassification did not have any impact to our reported net income or cash flows for the three or nine months ended October 1, 2021.

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

As of September 30, 2022 and December 31, 2021, the allowance for trade accounts receivable was $3.3 million and $3.3 million, respectively, while the allowance for unbilled receivables was $0.5 million and $0.6 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

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

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. There were no impairment charges during the three or nine months ended September 30, 2022 and October 1, 2021.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through the discounted cash flow method. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the three or nine months ended September 30, 2022 and October 1, 2021.

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

Under time and materials contracts with a ceiling, the Company charges the clients for time and materials based upon the work performed however there is a ceiling or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the original or amended ceiling. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the customer. When the Company is reaching the ceiling, the contract will be renegotiated, or we cease work when the maximum contract value is reached. The Company will continue to work if it is probable that the contract will be extended. The Company is only entitled to consideration for the work it has performed, and the ceiling amount is not a guaranteed contract value. The Company earned approximately 90% of its revenues under T&M contracts during the three and nine months ended September 30, 2022 and October 1, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, we had $864 million and $808 million of remaining performance obligations, or backlog, respectively, of which $518 million and $485 million, respectively, or 60% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

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

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During the course of its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at September 30, 2022 and December 31, 2021 was $0, respectively.

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

The following table summarizes the changes in the fair value of estimated contingent consideration:

Contingent consideration, as of December 31, 2021	$31,461
Additions for acquisitions	9,500
Reduction of liability for payments made	(3,270)
Total contingent consideration, as of September 30, 2022	37,691
Current portion of contingent consideration	(16,577)
Contingent consideration, less current portion	$21,114

The Company may at its discretion settle the contingent consideration with cash, common shares or a combination of cash and common shares. During the three months ended April 1, 2022, we settled a portion of the $3.3 million payment with shares of Class A common stock. No additional payments were made during the three months ended July 1, 2022 or September 30, 2022.

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

Equity compensation was $2.0 million and $1.2 million for the three months ended September 30, 2022 and October 1, 2021, respectively, and $5.4 million and $2.5 million for the nine months ended September 30, 2022 and October 1, 2021, respectively.

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

Acquisition costs of approximately $0.0 million and $0.5 million have been expensed in the three months ended September 30, 2022 and October 1, 2021, respectively, and $0.5 million and $1.9 million for the nine months ended September 30, 2022 and October 1, 2021, respectively, in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition (in thousands):

	AEL	O’Neill	TranSmart*	1 Alliance*
Cash	$684	$1,608	-	-
Accounts receivable	6,026	4,201	6,244	2,489
Unbilled receivable	858	-	1,832	2,115
Property and equipment	52	1,049	139	1,733
Other current and long-term assets	130	-	298	174
Intangible assets	13,816	22,735	23,555	16,314
Liabilities	(3,065)	(1,546)	(5,062)	(3,557)

Net assets acquired	$18,501	28,047	27,006	19,268

Consideration paid (cash and equity consideration)	$24,502	$24,369	25,763	16,517
Contingent earnout liability at fair value (cash)	7,045	7,106	4,000	5,500
Total Consideration	31,547	31,475	29,763	22,017
Excess consideration over the amounts assigned to the net assets acquired (goodwill)	$13,046	3,428	2,757	2,749

*	The above purchase price allocation is tentative and preliminary and subject to further updates as we complete the purchase price allocation.

NOTE 5 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows:

Balance as of December 31, 2021	$124,348
Acquisitions	5,506
Measurement period adjustments	3,000
Balance as of September 30, 2022	$132,854

The Company did not recognize any impairments of goodwill in the nine months ended September 30, 2022 or October 1, 2021.

Intangible assets as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022			December 31, 2021			Remaining
	Gross	Accumulated	Net book	Gross	Accumulated	Net book	useful life
	amount	amortization	value	amount	amortization	value	(in years)
Definite life intangible assets:
Customer relationships	$187,126	$(61,644)	$125,482	$149,917	$(47,310)	$102,607	6.2
Tradenames	28,240	(23,237)	5,003	25,580	(20,890)	4,690	1.6
Non-competes	600	(600)	-	600	(583)	17	0.0
Total intangibles	$215,966	$(85,481)	$130,485	$176,097	$(68,783)	$107,314

Amortization expense was $6.2 million and $4.2 million for the three months ended September 30, 2022 and October 1, 2021 respectively, and $16.7 million and $10.9 million for the nine months ended September 30, 2022 and October 1, 2021, respectively.

Amortization of intangible assets for the next five years and thereafter is expected to be as follows:

2022 (three months remaining)	$6,196
2023	24,280
2024	22,751
2025	21,433
2026	21,433
Thereafter	34,392
$130,485

NOTE 6 – LONG-TERM DEBT

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 month of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $61 million has been used ($26.0 million in connection with the acquisitions during the first quarter of 2022) and $14 million remains available as of September 30, 2022, and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20.0 million (the “Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances the Atlas Credit Agreement dated as of February 14, 2020, with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

The Term Loan Agreement and ABL Revolver Agreement are collectively referred to as the “Atlas 2021 Credit Agreements” by the Company.

The initial Term Loan will mature on February 25, 2028 and the Revolver will mature on February 25, 2026.

On August 4, 2022, Holdings, Intermediate, certain subsidiaries of Holdings (collectively with Holdings and Intermediate, the “Loan Parties”) and the Administrative Agent (as defined below) entered into the First Amendment to Credit Agreement (the “Credit Agreement Amendment”), which amends that certain Credit Agreement, dated as of February 25, 2021 by and among the Loan Parties and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “Administrative Agent”). The Credit Agreement Amendment amended the Credit Agreement to, among other matters, increase the revolving credit facility thereunder by $20.0 million to an aggregate principal amount of $60.0 million.

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

The ABL Revolver Agreement contains a “springing” financial covenant which requires Holdings, Intermediate and all their direct and indirect subsidiaries on a consolidated basis to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Revolver Agreement) of no less than 1.10 to 1.00 when the outstanding principal amount of loans under the Revolver exceeds $0 or the aggregate exposure for letters of credit under the Revolver exceeds $5.0 million.

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of September 30, 2022 and December 31, 2021, respectively.

Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
Atlas 2021 credit agreement – term loan	$498,971	$473,392

Atlas 2021 credit agreement – revolving	23,588	-

Subtotal	522,559	473,392

Less: Loan costs, net	(7,260)	(7,593)

Less current maturities of long-term debt	(4,930)	(3,606)

Long-term debt	$510,369	$462,193

Aggregate principal payments on debt subsequent to September 30, 2022, are as follows (amounts in thousands):

2022 (three months remaining)	$2,465
2023	4,930
2024	4,930
2025	4,930
2026	4,930
Thereafter	500,374
$522,559

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

In June 2022, the Company entered into a deferred premium interest rate cap which limits the Adjusted LIBOR rate noted above to 3%. The interest rate cap hedges $500.0 million of debt and has a three-year term and will be paid for monthly at an annual rate of 0.69% or approximately $10.5 million over the three-year period. This interest rate cap limits the overall interest rate on the Term Loan from exceeding 11.2% (Adjusted LIBOR of 3% maximum plus 5.50% plus the additional 2.0% cash or payment-in-kind plus the 0.69% cost of the interest rate cap). The Company uses interest rate related derivative instruments to manage its exposure to changes in interest rates on its variable-rate debt instruments. The Company does not speculate using derivative instruments.

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

As a result, the Company initially recorded an asset and a corresponding liability of $10.5 million representing the fair value of the interest rate cap and the remaining payments of the deferred premium. Four monthly payments have been made as of September 30, 2022. The fair value of the interest rate cap as of September 30, 2022 increased by $9.3 million and therefore there was a gain of $9.3 million recorded in OCI for the three and nine months ended September 30, 2022. The asset is included in other long-term assets and the liability is recorded as an other current liability of $3.4 million and an other long-term liability of $5.5 million as of September 30, 2022.

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

The following table summarizes the changes in the outstanding stock from December 31, 2021 through September 30, 2022 (amounts in thousands):

	Class A Common Stock	Class B Common Stock
Beginning Balance, as of December 31, 2021	33,646	3,328
Issuances	1,905	186
Transfers to Class A from Class B	2,158	(2,158)
Shares Outstanding at September 30, 2022	37,709	1,356

Class A Common Stock –At September 30, 2022 and December 31, 2021, there were 37,708,556 and 33,645,212 shares of Class A common stock issued and outstanding, respectively. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At September 30, 2022 and December 31, 2021, there were 1,356,212 and 3,328,101 shares of Class B common stock issued and outstanding, respectively.

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

Non-controlling Interest

As of September 30, 2022 and December 31, 2021, the Company ownership and voting structure was comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 97% and 91%, respectively, in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

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

We did not have any distributions during the three or nine months ended September 30, 2022 and October 1, 2021.

NOTE 8 – INCOME (LOSS) PER SHARE

Income (loss) per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1 2021	September 30, 2022	October 1, 2021
Numerator:
Net income (loss)	$1,984	$(2,526)	$(3,846)	$(22,100)
Provision for non-controlling interest	(79)	233	419	13,019
Redeemable preferred stock dividends	-	-	-	(5,899)
Net income (loss) attributable to Class A common shares - basic and diluted	$1,905	$(2,293)	$(3,427)	$(14,980)

Denominator:
Weighted average shares outstanding - basic and diluted	37,511,678	32,826,431	35,822,028	25,862,913

Net income (loss) per Class A common share, basic and diluted	$0.05	$(0.07)	$(0.10)	$(0.58)

The Class B common shares are excluded as these shareholders do not share in the income of Atlas Technical Consultants, Inc. and represent a non-controlling interest in the results of Atlas Intermediate and its subsidiaries. Please refer to Note 7 “Shareholders’ Deficit” for further information.

NOTE 9 – EQUITY BASED COMPENSATION

Equity compensation was $2.0 million and $1.2 million for the three months ended September 30, 2022 and October 1, 2021, respectively, and $5.4 million and $2.5 million for the nine months ended September 30, 2022 and October 1, 2021, respectively.

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

NOTE 10 – RELATED-PARTY TRANSACTIONS

During the three and nine months ended September 30, 2022 and October 1, 2021, the Company leased office space at fair value from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Statement of Operations in the amount of $0.2 million for each of the three months ended September 30, 2022 and October 1, 2021 and $0.6 million for each of the nine months ended September 30, 2022 and October 1, 2021.

During the nine months ended September 30, 2022 and October 1, 2021, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $0.0 and $0.1 million, respectively.

NOTE 11 — EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board, make additional contributions to these plans. The Company has made total contributions of $0.4 million and $1.8 million for the three months ended September 30, 2022 and October 1, 2021, respectively, and $4.3 million and $5.2 million for the nine months ended September 30, 2022 and October 1, 2021, respectively.

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

Our effective tax rate from continuing operations was 16.5% and (19.3%) for the three months ended September 30, 2022 and October 1, 2021, respectively, and (23.9%) and (3.0%) for the nine months ended September 30, 2022 and October 1, 2021, respectively. Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations and income tax expense is attributable to changes in our mix of pre-tax losses/earnings, valuation allowance and the effect of non-controlling interest in income of consolidated subsidiaries.

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

The Company had no unrecognized tax benefits as of September 30, 2022 or December 31, 2021. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties as of September 30, 2022 or December 31, 2021.

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

The following table provides the components of lease cost for the Company’s operating leases for the three months ended September 30 (in thousands):

2022
Lease cost:
Operating lease cost	$3,598
Short-term lease cost	195
Total lease cost	$3,793

The following table provides other key information related to the Company’s operating leases at September 30 (in thousands):

2022
Cash paid for amounts included in the measurement of lease liabilities	$-
Operating cash flows from operating leases	3,589
Right-of-use asset obtained in exchange for new operating lease liabilities	$3,589

The following table provides the total future minimum rental payments for operating leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of September 30, 2022 (in thousands).

Operating Leases
2022 (three months remaining)	$3,489
2023	12,244
2024	8,085
2025	4,128
2026	2,695
Thereafter	3,818
Total	$34,459
Less: Present value discount	(3,426)
Lease liability	$31,033

Weighted-average discount rate	5.44%
Weighted-average remaining lease term (in years)	3.65
Current lease liabilities (included in other current liabilities)	$11,578
Non-current lease liabilities (included in other long-term liabilities)	$19,455
Right-of-use assets (included in other long-term assets)	$29,480

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and accompanying notes included herein. This discussion contains “forward-looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors included in our Annual Report on Form 10-K that the Company filed with the SEC on March 16, 2022 for the year ended December 31, 2021, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements.

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

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes scientists, engineers, inspectors and other field experts. As of September 30, 2022, our technical staff represented approximately 80% of our approximately 3,600 employees.  Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of September 30, 2022 our contracted backlog was estimated to be approximately $864 million. See “—Backlog” below for additional information relating to our backlog.

Recent Accounting Pronouncements

See “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements for a description of the recent accounting pronouncements.

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

Provision for Non-controlling Interest

Our ownership and voting structure are comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 97% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

Due to the participation of the holders of our Class B common stock in the results of Atlas Intermediate and subsidiaries, a non-controlling interest was deemed to exist. Consolidated net income (loss) includes earnings attributable to both the shareholders and the non-controlling interests.

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

Financial Overview

During the three months ended September 30, 2022, we continued to execute on our growth strategy increasing revenues by 17% compared to the three months ended October 1, 2021. Organic growth was 10% as we capitalize on strong market demand for infrastructure and environmental professional services, continue to win larger projects and benefit from our expanded service capabilities with two new acquisitions in 2022. We maintained our gross margins rates compared to the second quarter of 2022. As the Company grows, we continue to see economies of scale with our efficient overhead structure which has resulted in significantly higher operating income compared to both the prior year quarter and second quarter of this year.

We are focusing on providing infrastructure and environmental professional services without undertaking direct construction risk. Our environmental technical expertise continues to position us to assist our clients in addressing their ongoing Environmental, Social and Governance (“ESG”) objectives and maintaining compliance with local laws and regulations.

Backlog has grown to a record $864 million driven by key transportation, government and power contracts.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands, except per share data)
Revenues	$162,119	$138,719	$453,807	$393,550
Subcontractor costs	(33,154)	(26,206)	(93,025)	(73,123)
Other costs of revenues	(52,180)	(46,372)	(146,714)	(132,432)

Gross Profit	76,785	66,141	214,068	187,995

Operating expenses:
Personnel costs and benefits	(37,254)	(35,210)	(110,059)	(101,731)
Selling general and administrative	(16,832)	(16,327)	(48,604)	(44,379)
Change in fair value of earnouts	-	-	-	(2,823)
Depreciation and amortization	(8,821)	(5,971)	(24,117)	(16,471)

Total Operating expenses	(62,907)	(57,508)	(182,780)	(165,404)

Operating income	13,878	8,633	31,288	22,591

Interest expense	(11,502)	(10,750)	(34,392)	(44,050)

Income (loss) income before income taxes	2,376	(2,117)	(3,104)	(21,459)
Income tax expense	(392)	(409)	(742)	(641)

Net income (loss)	1,984	(2,526)	(3,846)	(22,100)

Provision for non-controlling interest	(79)	233	419	13,019

Redeemable preferred stock dividends	-	-	-	(5,899)

Net income (loss) attributable to Class A common stock shareholders/members	$1,905	$(2,293)	$(3,427)	$(14,980)

Income (Loss) Per Class A Common Share	$0.05	$(0.07)	$(0.10)	$(0.58)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	37,511,678	32,826,431	35,822,028	25,862,913

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended October 1, 2021

Revenue

Revenue for the three months ended September 30, 2022 increased $23.4 million, or 16.9%, to $162.1 million as compared to $138.7 million for the corresponding prior year period.

The increase in revenue for the three months ended September 30, 2022 was attributable, in part, to the acquisitions of TranSmart and 1 Alliance. These acquisitions accounted for $11.1 million of the increase for the quarter. Additionally, we have experienced growth in revenues in transportation projects as we expand our services across new geographies and expand our range of services to existing customers and have been successful in updating and increasing our pricing with customers to mitigate greater U.S. labor issues.

Subcontractor Costs

Subcontractor costs increased $6.9 million, or 26.5%, to $33.2 million. The increase is due to the increase in revenues and the timing of work where subcontractor costs are required. During the three months ended September 30, 2022, there was in increase in the percentage of subcontractor costs compared to revenues from 18.9% in the three months ended October 1, 2021 to 20.5% in the current quarter. This percentage varies from period to period based on the timing of large projects that require higher percentage subcontractor use but has historically been 20% over a number of periods.

Other Costs of Revenues and Gross Profit

Other costs of revenue for the three months ended September 30, 2022 increased $5.8 million, or 22.0%. The increase in other cost of revenues was due to the increase in revenues and was consistent as a percentage of revenues for each quarter. The company has been able to achieve consistent gross margins with a significant amount of work done on a cost reimbursable basis along with other projects where pricing increases have been achieved.

Operating Expense

Total operating expenses for the three months ended September 30, 2022 increased by $5.4 million, or 9.4%. For the three months ended September 30, 2022, operating expense, as a percentage of revenue, decreased to 38.8% from 41.5% for the three months ended October 1, 2021 as the Company has been able to scale the business and manage costs. Depreciation and amortization expense increased due to the additional intangible assets recorded in connection with the acquisitions completed since October 1, 2021.

Interest Expense

Interest expense for the three months ended September 30, 2022 increased by $0.8 million due to additional debt related to the costs of the acquisitions completed since October 1, 2021 as well as an approximate 2% increase in the average borrowing rate as the Company’s debt is partly based on LIBOR rates which have increased over the prior period.

Income Tax Expense

Income tax expense for the three months ended September 30, 2022 and October 1, 2021 was $0.4 million and $0.4 million, respectively, as the Company’s overall effective tax rate is low as the Company is in a loss position and does not have prior year income taxes to apply the losses to and recover prior taxes.

Provision for Non-Controlling Interest

The provision for non-controlling interest for the three months ended September 30, 2022 is a function of the level of participation of the non-controlling interests which was 4.0% in the current period compared to 11.2% in the prior period.

Redeemable Preferred Stock Dividends

We redeemed the Preferred Units in February 2021 and therefore had no redeemable preferred stock dividends for the three months ended September 30, 2022 or October 1, 2021.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended October 1, 2021

Revenue

Revenue for the nine months ended September 30, 2022 increased $60.3 million, or 15.3%, to $453.8 million as compared to $393.6 million for the corresponding prior year period.

The increase in revenue for the nine months ended September 30, 2022 was attributable, in part, to the acquisitions of AEL, O’Neill, TranSmart and 1 Alliance. These acquisitions accounted for $33.9 million of the increase for the period. Additionally, we have experienced growth in revenues in transportation projects as we expand our services across new geographies and expand our range of services to existing customers and have been successful in updating and increasing our pricing with customers to mitigate greater U.S. labor issues.

Subcontractor Costs

Subcontractor costs increased $19.9 million, or 27.2%, to $93.0 million. The increase is due to the increase in revenues and the timing of work where subcontractor costs are required. During the nine months ended September 30, 2022, there was in increase in the percentage of subcontractor costs compared to revenues from 18.6% in the nine months ended October 1, 2021 to 20.4% in the current period. This percentage varies from period to period based on the timing of large projects that require higher percentage subcontractor use but has historically been 20% over a number of periods.

Other Costs of Revenues and Gross Profit

Other costs of revenue for the nine months ended September 30, 2022 increased $14.3 million, or 10.8%. The increase in other cost of revenues was due to the increase in revenues and was consistent as a percentage of revenues for each quarter. The company has been able to achieve consistent gross margins with a significant amount of work done on a cost reimbursable basis along with other projects where pricing increases have been achieved.

Operating Expense

Total operating expenses for the nine months ended September 30, 2022 increased by $17.4 million, or 10.5%. For the nine months ended September 30, 2022, operating expense, as a percentage of revenue, decreased to 40.3% from 42.0% for the nine months ended October 1, 2021 as the Company has been able to scale the business and manage costs. Depreciation and amortization expense increased due to the additional intangible assets recorded in connection with the acquisitions completed since October 1, 2021. In the nine months ended October 1, 2021, the Company recorded a non-cash charge of $2.8 million for the change in fair value of earnouts.

Interest Expense

Interest expense for the nine months ended September 30, 2022 decreased by $9.7 million. The prior year period included a write-off of deferred financing costs of $15.2 million when the 2021 debt transaction was completed. Excluding this from the prior period results in interest expense increasing $5.5 million from the additional debt related to the costs of the acquisitions completed since October 1, 2021 as well as an approximate 2% increase in the average borrowing rate as the Company’s debt is partly based on LIBOR rates which have increased over the prior period.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2022 and October 1, 2021 was $0.7 million and $0.6 million, respectively, as the Company’s overall effective tax rate is low as the Company is in a loss position and does not have prior year income taxes to apply the losses to and recover prior taxes.

Provision for Non-Controlling Interest

The provision for non-controlling interest for the nine months ended September 30, 2022 is a function of the level of participation of the non-controlling interests which was 6.7% in the current period compared to 28.8% in the prior period.

Redeemable Preferred Stock Dividends

We redeemed the Preferred Units in February 2021 and therefore had no redeemable preferred stock dividends for the nine months ended September 30, 2022. Redeemable preferred stock dividends for the nine months ended October 1, 2021 were $5.9 million.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in millions)		(in millions)
Net income (loss)	$2.0	$(2.6)	$(3.8)	$(22.1)
Interest (1)	11.5	10.8	34.4	44.1
Taxes	0.4	0.4	0.7	0.6
Depreciation and amortization	8.8	6.0	24.1	16.5
EBITDA	22.7	14.6	55.4	39.1

One time legal/transaction costs and other non-recurring charges(2)	$0.8	3.4	$1.6	7.3
Non-cash change in fair market value of contingent consideration	-	-	-	2.8
Non-cash equity compensation(3)	2.3	1.8	6.5	3.5

Adjusted EBITDA	$25.8	$19.8	$63.5	$52.7

(1)	Includes $15.2 million of financing fees incurred as part of the Atlas Business Combination in 2020 that were written off as part of our refinancing that occurred in the first quarter of 2021.

(2)	Includes acquisition related professional fees and other non-recurring legal and professional fees.

(3)	Includes the amortization of unvested restricted share units, performance share units and stock options granted in 2020, 2021 and 2022 to key management personnel and Board of Directors compensation.

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

As of September 30, 2022, we had total liquidity of $45.9 million. Based on the nature of our seasonality cycle, we typically see a liquidity decrease in our first quarter of the fiscal year and remaining constant during the second and third quarters of the year with the fourth quarter typically resulting in significant improvements in liquidity as working capital requirements decrease.

The Company has experienced increased working capital outflows relating to the increase in interest charges and from overall growth in operations.

On June 6, 2022, we entered into an interest rate cap as described in “Note 6 — Long-Term Debt” to the consolidated financial statements to hedge against the risk of Adjusted LIBOR exceeding 3%.

On August 4, 2022, we entered into an agreement to amend the ABL Revolver Agreement to increase the revolving credit facility to $60.0 million as described in “Note 6 — Long-Term Debt” to the consolidated financial statements.

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	Nine Months Ended
	September 30, 2022	October 1, 2021
	(in thousands)
Net cash (used in) provided by operating activities	$(13,967)	$2,254
Net cash used in investing activities	(34,302)	(33,390)
Net cash provided by financing activities	47,023	21,589
Net decrease in cash and cash equivalents	$(1,246)	$(9,547)

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended October 1, 2021

Cash and Cash Equivalents

At September 30, 2022 and October 1, 2021, we had $9.5 million and $4.5 million of cash and cash equivalents, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection engineering and consulting services.

Net cash used in operating activities was $14.0 million for the nine months ended September 30, 2022, compared to net cash provided of $2.3 million for the nine months ended October 1, 2021. The decrease was primarily due to the increase in cash paid for interest of $11.3 million and increase in other working capital needs from growth of the business.

Investing Activities

Net cash used in investing activities was $34.3 million for the nine months ended September 30, 2022, compared to $33.4 million for the nine months ended October 1, 2021. The usage of cash was related to our acquisitions of TranSmart and Alliance in March 2022 and other capital expenditures. The prior year period included the cash cost of the AEL and O’Neill acquisitions which were slightly higher cash outflows compared to the current period acquisitions.

Financing Activities

Net cash provided by financing activities was $47.0 million for the nine months ended September 30, 2022, compared $21.6 million for the nine months ended October 1, 2021. The $25.4 million increase to net cash provided by financing activities was due to borrowings on the Term Loan and Line of Credit to fund the acquisitions described above and to fund operations.

Working Capital

Working capital, or current assets less current liabilities, of $98.7 million at September 30, 2022 increased from working capital as of December 31, 2021 of $81.3 million due to the acquisitions in 2022.

Debt Arrangements

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 month of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $61 million has been used and $14 million remains available as of September 30, 2022, and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20.0 million (the “Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances the Atlas Credit Agreement dated as of February 14, 2020, with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

The Term Loan Agreement and ABL Revolver Agreement are collectively referred to as the “Atlas 2021 Credit Agreements” by the Company.

The initial Term Loan will mature on February 25, 2028 and the Revolver will mature on February 25, 2026.

On August 4, 2022, Holdings, Atlas Intermediate, certain subsidiaries of Holdings (collectively with Holdings and Atlas Intermediate, the “Loan Parties”) and the Administrative Agent (as defined below) entered into the First Amendment to Credit Agreement (the “Credit Agreement Amendment”), which amends that certain Credit Agreement, dated as of February 25, 2021 by and among the Loan Parties and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “Administrative Agent”). The Credit Agreement Amendment amended the Credit Agreement to, among other matters, increase the revolving credit facility thereunder by $20.0 million to an aggregate principal amount of $60.0 million.

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

Interest Rate Cap

In June 2022, the Company entered into a deferred premium interest rate cap which limits the Adjusted LIBOR rate noted above to 3%. The interest rate cap hedges $500.0 million of debt and has a three-year term and will be paid for monthly at an annual rate of 0.69% or approximately $10.5 million over the three-year period. As a result, the Company initially recorded an asset and a corresponding liability for $10.5 million. Four monthly payments have been made as of September 30, 2022. The Company applies hedge accounting and records any change in fair value as a component of shareholders’ equity. The fair value of the interest rate cap as of September 30, 2022 increased $9.3 million and therefore there was a gain of $9.3 million recorded in OCI for the nine months ended September 30, 2022. The asset is included in other long-term assets and the liability is recorded as an other current liability of $3.4 million and an other long-term liability of $5.5 million as of September 30, 2022. The interest rate cap has already provided benefit to the Company with LIBOR rates exceeding 3% at the end of September 2022.

The Credit Agreements are guaranteed by Holdings and secured by (i) in the case of the ABL Revolver Agreement, a first priority security interest in the current assets, including accounts receivable, of Holdings, Atlas Intermediate and its subsidiaries and (ii) in the case of the Term Loan Agreement, a pledge of the equity interests of the subsidiaries of Holdings and Atlas Intermediate, and subject to the first lien security interest on current assets under the Revolver, a first priority lien on substantially all other assets of Holdings, Intermediate and all of their direct and indirect subsidiaries.

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

The ABL Revolver Agreement contains a “springing” financial covenant which requires Holdings, Atlas Intermediate and all their direct and indirect subsidiaries on a consolidated basis to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Revolver Agreement) of no less than 1.10 to 1.00 when the outstanding principal amount of loans under the Revolver exceeds $0 or the aggregate exposure for letters of credit under the Revolver exceeds $5.0 million.

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of September 30, 2022 and December 31, 2021, respectively.

Our debt balances are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
	(in thousands)
Atlas 2021 credit agreement	$522,559	$473,392

Less: Loan costs, net	(7,260)	(7,593)
Less current maturities of long-term debt	(4,930)	(3,606)
Long-term debt	$510,369	$462,193

The following table presents, in thousands, scheduled maturities of the Company’s debt as of September 30, 2022:

2022 (three months remaining)	$2,465
2023	4,930
2024	4,930
2025	4,930
2026	4,930
Thereafter	500,374
$522,559

The 2021 Atlas Credit agreement requires annual amortization of principal amounts of 1% or 2.5% depending on certain ratios. The Company is currently within the ratio that requires 1% annual amortization. Principal repayments commenced during the Company’s second quarter 2022.

Effective Interest Rate

Our average effective interest rate on our total debt during the nine months ended September 30, 2022 and October 1, 2021 was 9.2% and 8.1%, respectively.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated financial statements for the nine months ended September 30, 2022 and October 1, 2021 was $34.4 million and $44.1 million (which included $15.2 million non-cash write-off of deferred financing costs), respectively.

Other Commitments and Contingencies

In connection with our acquisitions, we may be required to pay earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisitions and may be paid in cash or stock. We have currently accrued $37.7 million as the fair value of that liability within our Consolidated Balance Sheet at September 30, 2022. Actual payouts may vary based on achievement of future results.

As part of our self-insurance policies, we are required to furnish standby letters of credit to our reinsurers. We had $3.7 million of standby letters of credit in effect as of September 30, 2022.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due, in thousands, as of September 30, 2022 are as follows:

2022 (three months remaining)	$3,489
2023	12,244
2024	8,085
2025	4,128
2026	2,695
Thereafter	3,818
$34,459

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

Remaining payments are as follows (in millions):

2022 (three months remaining)	$0.3
2023	0.7
2024	0.5
$1.5

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no material off-balance sheet arrangements.

Effects of Inflation

Based on the analysis of the periods presented, we believe that inflation has not had a material effect on our operating results through the nine months ended September 30, 2022. However, interest rates have continued to rise and the additional interest expense expected to be paid over the next twelve months will be higher than the previous twelve months. For every 1% increase in LIBOR, we would experience $5 million in additional interest (see disclosures related to the interest rate cap entered into during the three months ended July 1, 2022). In addition, the Company has experienced higher costs to replace comparable employees as certain labor markets have tightened and for employees opting to return to work post COVID-19.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information called for by this item is not required as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2022, there have been no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022. We may disclose changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November, 2022.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ David D. Quinn, Sr.
Name:	David D. Quinn, Sr.
Title:	Chief Financial Officer
(Principal Financial Officer)

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)