Form 10-K
period 2022-12-30
ATLAS TECHNICAL CONSULTANTS, INC.
filed 2023-03-15
CIK 1751143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $198,210,597.

As of March 13, 2023, 38,452,047 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 1,268,253 shares of the registrant’s Class B common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included elsewhere in this report. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

●	the adequacy of our efforts to mitigate cybersecurity risks and threats, especially with employees working remotely due to the COVID-19 pandemic;

●	our ability to raise financing in the future;

●	our ability to realize the anticipated benefits of the Merger (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business, as a result of which they would then receive expense reimbursements;

●	our public securities’ potential liquidity and trading;

●	changes adversely affecting the business in which we are engaged;

●	the risks associated with cyclical demand for our services and vulnerability to industry, regional and national downturns;

●	fluctuations in our revenue and operating results;

●	unfavorable conditions or further disruptions in the capital and credit markets;

●	our ability to generate cash, service indebtedness and incur additional indebtedness;

●	competition from existing and new competitors;

●	our ability to integrate any businesses we acquire and achieve projected synergies;

●	our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;

●	risks related to legal proceedings or claims, including liability claims;

●	our dependence on third-party contractors to provide various services;

●	our ability to obtain additional capital on commercially reasonable terms to fund acquisitions, expansions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

●	safety and environmental requirements and other governmental regulations that may subject us to unanticipated costs and/or liabilities;

●	our contracts with governmental agencies are subject to audit, which could result in adjustments to reimbursable contract costs or, if we are charged with wrongdoing, possible temporary or permanent suspension from participating in government programs;

●	general economic conditions and demand for our services; and

●	our ability to fulfill our public company obligations.

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

Risks Relating to Our Business and Industry

●	Outbreaks of diseases, including the COVID-19 global pandemic, have had an adverse effect on our business, financial condition, and our results of operations.

●	We may not achieve synergies and cost savings in connection with prior or future acquisitions.

●	Our continued success is dependent on hiring and retaining qualified personnel.

●	Our profitability may suffer if we fail to maintain adequate utilization of our workforce.

●	Our business operations and financial results may be adversely affected if we fail to successfully deliver our growth strategy.

●	Failure to maintain a safe work site could expose us to significant financial losses and reputational harm along with civil and criminal liabilities.

●	Demand from clients is cyclical and vulnerable to economic downturns, thus a weakened economy may adversely impact our financial results.

●	Our results of operations depend on new contracts and the timing of the performance of these contracts.

●	Our backlog is not necessarily indicative of our future revenues or earnings.

●	Our clients failing to timely pay amounts owed to us could adversely impact our business operations and financial results.

●	Our services expose us to significant risks of liability, and our insurance policies may not provide adequate coverage.

●	Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure and disrupt the management of our business operations.

●	Catastrophic events may adversely impact our business operations.

●	We engage in a highly competitive business and may lose market share, which would adversely impact our business operations.

●	The nature of our contracts subject us to risks of cost overruns, which could lead to reduced profits or, in some cases, losses.

●	Any disruption in government funding could adversely affect our business.

●	Governmental agencies may modify or terminate our contracts at any time prior to completion and failure to replace them may result in a decline in revenue.

●	Failure to comply with a variety of complex procurement rules and regulations could damage our reputation and result in our being liable for penalties.

●	We are dependent on third parties to complete certain elements of our contracts.

●	We may be precluded from providing certain services due to conflicts of interest.

●	Failure to maintain an effective system of internal control may affect our ability to accurately report our financial results.

●	An impairment charge on our goodwill could have a material adverse impact on our financial position and results of operations.

●	Rising inflation, interest rates and/or construction costs could reduce the demand for our services as well as decrease our profit on existing contracts.

●	We are subject to professional standards, duties and statutory obligations, all of which could expose us to liability and monetary damages.

●	If we fail to meet timing or performance standards on a project, we may incur a loss on that project, which would reduce our overall profitability.

●	The outcome of pending and future litigation could have a material adverse impact on our business.

●	Judicial determinations in favor of limiting the ability of public agencies to contract with private firms to perform government employee functions could have an adverse impact on our ability to compete for contracts and thus our financial results.

●	Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

●	Our credit agreements contain a number of restrictive covenants which could limit our ability to finance operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

●	Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

●	We and our clients are subject to environmental, health and safety laws and regulations that may require substantial costs to comply with and may expose us to significant penalties, damages or costs of remediation. Changes in such laws or regulations could also directly or indirectly reduce the demand for our services or make our operations more costly.

●	Changes in natural resource management or infrastructure industry laws could reduce the demand for our services or make our operations more costly, which could in turn adversely impact our revenue.

Risks Related to Our Common Stock

●	Our quarterly results may fluctuate significantly, which could have a materially adverse effect on the price of our common stock.

●	As an “emerging growth company,” we are subject to reduced disclosure requirements which could make our common stock less attractive to investors.

●	To the extent that shares of Class A common stock are issued, the number of shares eligible for resale in the public market will increase.

●	If we issue additional equity securities, our existing stockholders may experience dilution, such new securities may have rights senior to those of our common stock, and the market price of our common stock may be adversely affected.

●	Provisions in our third amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

v

●	Provisions in our third amended and restated certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock.

●	Concentration of ownership of our common stock among certain large stockholders may prevent new investors from influencing significant corporate decisions or adversely affect the trading price of our common stock.

●	The market price of our common stock may be affected by low trading volume.

●	If securities or industry analysts adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our stock price could decline.

●	There can be no assurance that we will be able to comply with the continued listing standards of NASDAQ.

General Risk Factors

●	Negative conditions in the credit and financial markets could result in liquidity problems, or increase our borrowing costs.

●	Cybersecurity breaches of our systems could adversely impact our ability to operate.

●	Failure to comply with federal, state, and local governmental requirements could adversely affect our business.

●	Changes in tax laws could increase our tax rate and materially affect our results of operations.

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

With approximately 126 offices located throughout the United States, we provide a broad range of mission-critical technical services, helping our clients test, inspect, plan, design, certify and manage a wide variety of projects across diverse end markets.

We act as a trusted advisor to our clients, helping our clients design, engineer, inspect, manage and maintain civil and commercial infrastructure, servicing existing structures as well as helping to build new structures. However, we do not perform any construction and do not take any direct construction risk.

Our services range from providing inspection services in small projects to managing significant aspects of large, multi-year projects. For the year ended December 30, 2022, we:

●	performed approximately 40,500 projects; and

●	delivered approximately 90% of our revenue under “time & materials” and “cost-plus” contracts.

We have long-term relationships with a diverse set of clients, providing a base of repeating clients, projects and revenues. Approximately 90% of our revenues were derived from clients that have used our services at least twice in the past three years and more than 95% of our revenues were generated from client relationships longer than ten years, with greater than 25% of revenues generated from relationships longer than thirty years. Examples of such long-term customers include the Texas and Georgia Departments of Transportation, U.S. Postal Service, Gwinnett County Georgia, New York City Housing Authority, Stanford University, Port of Oakland, United Rentals, Inc., Speedway (7-Eleven), Walmart Inc., Caltrans, Sound Transit, Phillips 66 and Google.

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes engineers, inspectors, scientists and other field experts. As of December 30, 2022, our technical staff represented nearly 85% of our approximately 3,450 employees. Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of December 30, 2022, our contracted backlog was estimated to be approximately $877 million. See “— Backlog” below for additional information relating to our backlog.

For the year ended December 30, 2022, we recognized approximately $604.8 million of gross revenues, ($8.1) million of net loss, and $87.2 million of adjusted EBITDA (non-GAAP). See “—Non-GAAP Financial Measures” below for a reconciliation of adjusted EBITDA to net loss.

Company History

Since our inception, we have strategically strengthened our capabilities and widened our footprint through organic growth and acquisitions of premier national and large regional technical service companies to create an industry-leading platform. Prior to the consummation of the Atlas Business Combination (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”), in 2017, we sequentially acquired three regional market leaders in each of Texas (PAVETEX Engineering LLC), Georgia (Moreland Altobelli Associates, LLC), and California (Consolidated Engineering Laboratories ). These businesses established our core services and capabilities. In 2018, we further augmented our core services and regional leadership through the acquisitions of Piedmont Geotechnical Consultants (Georgia) and SCST, Inc. (California). In January 2019, we acquired ATC Group Services LLC, an environmental and engineering consulting services company with over 1,700 employees across North America. In the year ended December 31, 2020, we acquired (i) Long Engineering LLC (“LONG”), a land surveying and engineering company headquartered in Atlanta, Georgia; (ii) Alta Vista Solutions (“Alta Vista”), a key provider of transportation-related testing and inspection services headquartered in Oakland, California; and (iii) WesTest LLC (“WesTest”), a key provider of transportation-related testing and inspection services headquartered in Lakewood, Colorado. In the year ended December 31, 2021, we acquired (i) Atlantic Engineering Laboratories, Inc. and Atlantic Engineering Laboratories of New York, Inc. (“AEL”), a full-service materials testing and inspection firm providing on-site quality control and quality assurance services in New York and New Jersey and (ii) O’Neill Services Group (“O’Neill”), a quality assurance and environmental services firm that services clients throughout the Pacific Northwest. In the year ended December 30, 2022, we acquired (1) TranSmart Technologies Inc. (“TranSmart”) which specializes in Intelligent Transportation Systems (ITS) and engineering for transportation agencies and customers throughout the Midwest and (ii) 1 Alliance Geomatics, LLC (“1 Alliance”), a provider of geospatial services to transportation and water resources clients from its four offices within the Pacific Northwest. As a result of these acquisitions of key providers of technical services, we continue to expand our national platform.

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

On January 30, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GI Apple Midco LLC, a Delaware limited liability company (“Parent”) and GI Apple Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger. Parent and Merger Sub are controlled by investment funds advised by GI Manager L.P. (“GI Partners”).

The Company’s board of directors (the “Board”) has unanimously determined that the Merger Agreement is in the best interests of the Company and its stockholders, and declared it advisable, to enter into the Merger Agreement and consummate the Merger, approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Merger, directed that the adoption of the Merger Agreement be submitted for consideration by the Company’s stockholders at a meeting thereof and resolved to recommend that the Company’s stockholders adopt the Merger Agreement.

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

Focus on Sustainability and the Environment

As an infrastructure and environmental solutions provider, we are committed to applying our expertise and values to help our clients improve sustainable infrastructure and ensure a safe and healthy environment through the services we provide. We aim to assist our clients in the effective management of their environmental risks, including those related to climate change, while also minimizing our own environmental footprint.

Through our transportation and infrastructure services, we are committed to the continuous evaluation of opportunities and implementation of solutions to maximize energy efficiency, renewable energy and low-carbon technologies where appropriate. Additionally, we aim to help our clients manage and respond to climate-related impacts through our disaster response and recovery services, while also contributing to community resiliency through our engineering and design services.

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

Government. Over time, municipalities, local, state and federal governments are increasingly tasked with the mandate to operate on leaner, more efficient budgets. We understand the many challenges associated with development, transportation and land-use for the government sector and we use our in-depth knowledge of social, political, and economic conditions to deliver sustainable projects to the communities that we serve. We partner with our clients and stakeholders to support the cost-effective use of public funds and deliver better public infrastructure projects from concept to completion. Illustrative projects include program, construction and quality management projects for county, state and federal governments, disaster relief coordination and engineering and design of roadways and bridges.

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

Service Lines

Testing, Inspection and Certification (“TIC”)

Any time a structure in the built environment is designed, built, repaired, refurbished or sold, our clients require critical path services to ensure infrastructure compliance, quality and integrity. We offer a comprehensive suite of TIC services to support a vast array of assets across different types, stages of life and end markets. In 2022, our TIC services represented approximately 32% of our revenues.

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

Environmental Services

Safeguarding the environment requires proactively providing sustainable solutions while understanding and assisting our clients in complying with current regulatory demands. We utilize our technical staff, specialized equipment, and long-term relationships to manage a broad range of our clients’ environmental needs and assist our clients in overcoming environmental and regulatory challenges across a wide range of industries. By integrating environmental management into our clients’ business plans and goals, we endeavor to assist them in reducing potential crisis management costs and liabilities, thereby allowing them to focus on their core competencies and improve the health and livability of their communities. We provide comprehensive solutions to our clients’ most challenging ecological issues. Through our highly trained team of engineers, geologists, hydrogeologists, archaeologists, inspectors and other specialty environmental professionals, we have the capability to manage every aspect of a project’s environmental needs. In 2022, environmental services represented roughly 38% of our revenues.

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

Our service offerings in E&D rest upon a foundation of years of experience in the design of a broad range of transportation and civil infrastructure projects, strong lines of communication, qualified planning and design professionals, and meticulous quality control measures throughout all stages of a project’s development. Our practice of knowledge-sharing among team members promotes continuous improvement of operations and is intended to provide maximum value for the client and reduce the likelihood of unforeseen problems during construction. Our E&D business has likewise been involved in supporting transportation and infrastructure work. In 2022, E&D represented 15% of our revenues.

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

Our program management experience spans a broad spectrum of industries including hospitality, healthcare, education, industrial and municipal projects throughout the United States for both public and private sector clients. We are involved with projects totaling more than $2 billion of in-place construction, and we manage large and small-scale facility improvement programs and multi-year local option sales tax programs and provide comprehensive program support. We work hand-in-hand with governments and institutions during each stage of a capital improvement program. In 2022, our PCQM service offerings made up roughly 15% of our revenues.

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

Key Clients and Projects

We currently serve over 10,000 different clients annually. While our ten largest clients accounted for approximately 19% of our consolidated revenue during the fiscal year ended December 30, 2022, no single client accounted for more than 10% during that period. Although we serve a highly diverse client base, approximately 50% of our net revenues were attributable to public and quasi-public sector clients. In this regard, public sector clients include U.S. federal, state and local government departments, agencies, systems and authorities, including Departments of Transportation, educational systems and public housing authorities, while quasi-public sector clients include utility service providers and energy producers. Of our private sector clients, our largest clients are commercial companies and contractors. Although we anticipate public and quasi-public sector clients to represent the majority of our revenues for the foreseeable future, we intend to continue expanding our service offerings to private sector clients.

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

Contracts

We enter into contracts that contain two principal types of pricing provisions: (1) time and materials/cost-reimbursable; and (2) fixed price. For the year ended December 30, 2022, approximately 90% of our revenue was recognized from time and materials/cost-reimbursable contracts, with approximately 10% from fixed price contracts.

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

Backlog

As of December 30, 2022, we had $877 million of backlog, of which $526 million, or approximately 60%, is expected to be recognized over the next twelve months and the majority of the balance over the next 24 months.

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

Offices

Our principal executive offices are located at 13215 Bee Cave Parkway, Building B, Suite 230, Austin, Texas 78738, which we have leased through October 2024 with annual lease terms of $0.4 million plus operating expenses over the life of the lease. We do not own any significant real property. We currently operate out of approximately 126 leased locations. Our lease terms vary from month-to-month to multi-year commitments. We do not consider any of these leased properties to be materially important to our overall operations. While we do believe it is necessary to maintain offices through which our services are coordinated, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand our operations.

Atlas Geographic Footprint

Human Capital Management

At Atlas, our employees are our assets; they are the very foundation of our success, the heart of our organization and the drivers of our future potential. As of December 30, 2022, we had approximately 3,450 employees, approximately 91% of which were full-time employees and approximately 85% of which represent technical staff with specialized expertise such as engineers, inspectors, scientists and other field experts. We consider our employee relations to be good.

Our employee attrition rate for 2022 among all staff, part-time and full-time, was approximately 23%. To date, we have been able to locate and engage highly qualified employees as needed and we do not expect our growth efforts to be constrained by a lack of qualified personnel. However, our ability to attract, retain, engage and support a diverse and highly qualified workforce is important to our future success. As such, we prioritize diversity within our employee population, proactively seek to foster a culture of inclusion throughout our organization, and prioritize the health, safety and wellbeing of our employees.

Focus on Diversity, Equity and Inclusion

To achieve our vision we seek to hire, develop, and promote a talented and diverse team of professionals nationwide. We believe leveraging the power of our different backgrounds, beliefs, perspectives and capabilities creates value for our Company and our stockholders.

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

We also appointed Jamie Myers as our Chief Diversity Officer and launched seven employee resource groups (“ERGs”), which are voluntary, employee-led groups that strive to foster a diverse, inclusive workplace aligned with our core values. Our ERGs exist to provide support, career development and networking opportunities as well as create a safe space where employees can be their authentic selves. Each ERG is open to all employees and cross-collaboration across ERGs is encouraged. When we work together to foster an open, diverse workplace, mentoring and support can engender inclusivity in our culture.

Atlas Employee Resource Groups

Employee Health, Safety and Wellbeing

We prioritize the health, safety and wellbeing of our employees in our business and operations. We are committed to providing a safe and healthy work environment for our team and aim to reduce risks and hazards throughout all of our offices and operations. We are committed to mitigating risks by providing health and safety training for all employees and communicating our health and safety practices throughout our business. We also strive to comply with all applicable health and safety requirements and regulations at the local, state and national levels throughout all operations and projects.

At Atlas, we continuously emphasize the three underlying principles of safety:

●	Think Safe: make safety a thought before starting any activity or job;

●	Work Safe: make safety a part of our culture; and

●	Live Safe: make safety a lifestyle.

The overall wellbeing, including the mental health, of our employees is of utmost important to us. We provide an Employee Assistance Program free of charge to all employees, through which a third-party provider offers confidential guidance for personal issues that employees may be facing, including substance abuse, mental health, work, familial, financial and legal matters.

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

Information About Our Executive Officers

This information appears in Item 10 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Available Information

We make available free of charge on our website, www.oneatlas.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. These documents are also available on the SEC’s website at www.sec.gov. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC.

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

As a safety focused organization, since the outbreak of COVID-19 and continuing throughout 2022, we have encouraged our employees to work from home wherever possible and to honor all shelter in place rules put forth by their state or local governments. As a result, we may have increased cybersecurity and data security risks, due to increased use of home Wi-Fi networks and virtual private networks, as well as increased disbursement of physical machines. While we continue to implement information technology controls to reduce the risk of a cybersecurity or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems with an increased number of employees working remotely.

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

Our business strategy involves growth through, among other things, the acquisition of other companies. We may finance these acquisitions or other strategic investments with cash, the issuance of equity or equity-linked securities or a combination of the foregoing, and therefore any such acquisition or strategic investment could be dilutive to our existing stockholders. We try to acquire companies that we believe will strategically fit into our business and growth objectives, including, for example, our acquisition of ATC Group Services LLC in January 2019, LONG in February 2020, Alta Vista in September 2020, WesTest in December 2020, AEL in April 2021, O’Neill in July 2021, and TranSmart and 1 Alliance in March 2022. We are continuously evaluating multiple acquisition or strategic investment opportunities, some of which may be material to our results of operations and financial condition. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on our financial results.

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

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of December 30, 2022, our backlog totaled approximately $877 million. There is no assurance that backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at the discretion of the client. In the event of a project cancellation, we would generally have no contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time depending on the nature of the project and the timing of the services required by the project. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

As of December 30, 2022, approximately 10% of our revenues were earned under fixed price contracts. Fixed price contracts require us to estimate the total cost of the project in advance of performing it. For fixed price contracts, we may benefit from any cost savings, but we bear greater risk of paying some, if not all, of any cost overruns. Fixed price contracts are established in part on partial or incomplete designs, cost and scheduling estimates that are based on several assumptions, including those about future economic conditions, commodity and other materials pricing and availability of labor, equipment and materials, in addition to other exigencies. If the design or the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform or changes in general economic conditions, then cost overruns may occur and we could experience reduced profits or, in some cases, a loss for that project. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. If the project is significant, or there are one or more issues that impact multiple projects, cost overruns could have a material adverse impact on our business, financial condition and results of operations.

We derive a large portion of our gross revenues from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

During fiscal 2022, approximately 50% of our gross revenues was derived from federal, state and local government related projects. The demand for our government-related services is generally driven by the level of government program funding. Each year, client funding for some of our U.S. government contracts may directly or indirectly rely on government appropriations or public-supported financing. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as U.S. state and local municipal bonds may be only partially raised to support existing projects. Similarly, an economic downturn may make it more difficult for U.S. state and local governments to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by:

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

Because we have grown in large part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. Under U.S. GAAP, we are required to test goodwill and intangible assets carried in our consolidated balance sheet for possible impairment on an annual basis based upon a fair value approach. As of December 30, 2022, we have $241.2 million of goodwill and intangible assets, representing 49% of our total assets of $487.4 million. We also are required to test goodwill and intangible assets for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below our book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities, and other factors.

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

Rising inflation, interest rates, or construction costs could reduce the demand for our services. In addition, we bear all the risk of rising inflation with respect to those contracts that are fixed price. Because a portion of our revenues are earned from fixed price contracts (approximately 10% as of December 30, 2022), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. However, if we expand our business into markets and geographic areas where fixed price and lump sum work is more prevalent, inflation may have a larger impact on our results of operations in the future. In addition, there is a time lag in recovering labor cost increases from our clients on time and materials/cost reimbursable contracts. Therefore, increases in inflation, interest rates or construction costs could have a material adverse impact on our business, financial condition and results of operations.

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

●

The federal Clean Water Act (“CWA”) and comparable state laws and regulations impose strict obligations related to discharges of pollutants and fill material into regulated bodies of water, including some wetlands. The discharge of pollutants and fill material into regulated waters is prohibited except in accordance with a permit issued by the Environmental Protection Agency, the United States Army Corps of Engineers, or state agency or tribe with a delegated CWA permit program. The CWA and its implementing regulations also require construction activities to establish authorization for the discharge of stormwater, which may require the development and implementation of a Stormwater Pollution Prevention Plan to describe the construction activities and the pollution prevention practices that will be implemented in connection with those activities.

●

The federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or the “Superfund” law) and comparable state statutes impose strict liability, and in some cases joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment, including current owners or operators, past owners or operators at the time of the release, and persons who generate, transport, dispose, or arrange for transportation or disposal of hazardous substances. Such persons may be responsible for the costs of investigating and remediating releases of hazardous substances, remediating releases of hazardous substances, compensating for damages to natural resources, and for certain health studies. In the ordinary course of our clients’ operations, industrial wastes may be regulated as hazardous substances under CERCLA. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

●

The federal Resource Conservation and Recovery Act and comparable state laws regulate the generation, transportation, treatment, processing, storage, disposal, and cleanup of hazardous and non-hazardous wastes. Certain of the services we provide to our clients involve the management and handling of toxic or hazardous substances. In addition, our clients’ operations may generate some amounts of ordinary construction and industrial wastes that may be regulated and/or must be managed as hazardous wastes if such wastes are listed as hazardous wastes or have hazardous characteristics.

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

●

The purpose of the Occupational Safety and Health Act (“OSHA”), comparable state statutes, and each of their implementing regulations is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act , and comparable state statutes and any implementing regulations thereof may require disclosure of information about hazardous materials stored, used, or produced in our or our clients’ operations, and that such information be provided to employees, state and local governmental authorities, and/or citizens, as applicable.

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

Finally, environmental, social, and governance (“ESG”) goals and programs, which typically include extra legal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors, stockholders and activists across many industries. Access to capital and investors is likely to favor companies with robust ESG programs in place.

To the extent we become subject to legal requirements to calculate ESG metrics and/or conduct ESG reporting in the future or are subject to stakeholder pressure to conduct such activities, our costs of planning, designing, measuring and monitoring, and reporting on our operations could increase and we could be exposed to greater reputational, regulatory, and litigation risk. Further, if we do not adapt to or meet evolving investor or other stakeholder expectations and standards or meet the goals and targets we have set with respect to ESG matters such as climate change, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from an erosion of stakeholder trust, reputational damage and/or material and adverse effects to our business, financial condition and/or stock price.

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

Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including:

●	unavoidable delays from government inaction;

●	public opposition;

●	inability to obtain financing;

●	weather conditions, including conditions and severe weather events influenced by climate change;

●	unavailability of vendor materials;

●	changes in the project scope of services requested by our clients;

●	industrial accidents;

●	environmental hazards; and

●	labor disruptions.

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

In the first quarter of 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities, as described further in Note 6 “Long-Term Debt” within the Consolidated Financial Statements. The credit agreements include a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of each of Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries to:

●	incur additional indebtedness and make guarantees;

●	incur liens on assets;

●	engage in mergers or consolidations or fundamental changes;

●	dispose of assets;

●	pay dividends and distributions or repurchase capital stock;

●	make investments, loans and advances, including acquisitions;

●	amend organizational documents and other material contracts;

●	enter into certain agreements that would restrict the ability to incur liens on assets;

●	repay certain junior indebtedness and, in the case of the ABL Revolver Agreement, make certain payments on the Term Loans;

●	enter into certain transactions with affiliates;

●	amend certain documents governing indebtedness;

●	enter into sale leaseback transactions;

●	change fiscal periods; and

●	change the conduct of its business.

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

Borrowings under the Credit Agreements (described further in Note 6 “Long-Term Debt” within the Consolidated Financial Statements) bear interest at variable rates, exposing us to interest rate risk. If the interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our results of operations and cash flows for servicing our indebtedness would decrease.

Risks Related to Our Common Stock

Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our Class A common stock.

Our quarterly operating results may fluctuate due to several factors, including:

●	fluctuations in the spending patterns of our clients;

●	the number and significance of projects executed during a quarter;

●	unanticipated changes in contract performance, particularly with contracts that have funding limits;

●	the timing of resolving change orders, requests for equitable adjustments and other contract adjustments;

●	project delays;

●	changes in prices of commodities or other supplies;

●	weather conditions, including conditions and severe weather events influenced by climate change that delay work at project sites;

●	the timing of expenses incurred in connection with acquisitions or other corporate initiatives;

●	natural disasters or other crises;

●	staff levels and utilization rates;

●	changes in prices of services offered by our competitors; and

●	general economic and political conditions.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

 If we raise capital in the future our then existing stockholders may experience dilution. Our third amended and restated certificate of incorporation (our “Charter”) provides that preferred stock may be issued from time to time in one or more series. Our board of directors (“Board”) is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Our Board may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the shares of common stock and could have anti-takeover effects. For example, the Board might grant holders of a class or series of our preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. The ability of our Board to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. Similarly, the repurchase or redemption rights or liquidation preferences the Board might assign to holders of our preferred stock could affect the residual value of our common stock. The issuance of any such securities may have the impact of adversely affecting the market price of our common stock.

The issuance of additional stock as consideration for acquisitions will dilute existing stockholdings and may have an adverse effect on the market price of our common stock.

In March 2022, we acquired TranSmart and 1 Alliance. The purchase price for the acquisitions included an equity component pursuant to which we issued 872,752 and 355,649 shares of Class A common stock, respectively, to the former owners and certain former employees. The issuance of our Class A common stock as consideration for the acquisitions of TranSmart and 1 Alliance, or any future acquisition, result in dilution of our existing stockholders and may adversely affect the market price of our common stock.

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

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the controlling provisions of the Nomination Agreement we entered into with Bernhard Capital Partners in connection with the Atlas Business Combination (the “Nomination Agreement”)

Concentration of ownership of our common stock among certain large stockholders may prevent new investors from influencing significant corporate decisions or adversely affect the trading price of our common stock.

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

Although a trading market for our Class A common stock exists on the NASDAQ, the trading volume has not been significant, due in part to a substantial number of our outstanding shares of our common stock either being held by a single stockholder or subject to contractual lock-ups and other legal restrictions. Additionally, a portion of our common stock is currently made up of Class B common stock, which is not listed on a public exchange but is exchangeable (along with Holdings Units) for shares of Class A common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Low volume can also reduce liquidity, which could adversely affect the market price of our shares of common stock.

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

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy certain of our financial obligations and to make dividend payments.

We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to satisfy our financial obligations and to make dividend payments in the future depends on our subsidiaries and their ability to distribute funds to us. If we are unable to obtain funds from our subsidiaries, we may be unable to satisfy certain of our financial obligations or our board of directors may exercise its discretion not to declare or pay dividends. We do not intend to obtain funds from other sources to pay dividends.

In addition, the declaration and payment of dividends, if any, will always be subject to the discretion of the board of directors, and restrictions contained in our existing debt agreements. The timing and amount of any dividends declared will depend on, among other things, the Company’s earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms, the terms of its outstanding indebtedness and the ability of the Company’s subsidiaries to distribute funds to it.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office, which is leased, is located at 13215 Bee Cave Parkway, Building B, Suite 230, Austin, Texas 78738. We do not own any significant real property. We currently operate out of approximately 126 leased locations. Our lease terms vary from month-to-month to multi-year commitments. We do not consider any of these leased properties to be materially important to our overall operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the Nasdaq under the symbol “ATCX.”. On March 13, 2023, the closing price per share of our Common Stock as reported on the Nasdaq was $12.12.

Holders of Record

As of March 13, 2023, there were approximately 44 holders of record of our Class A common stock and 56 holders of record of our Class B common stock.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchaser, purchased any of our equity securities during the quarter ended December 30, 2022.

ITEM 6. [reserved]

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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

With approximately 126 offices located throughout the United States, we provide a broad range of mission-critical technical services, helping our clients test, inspect, plan, design, certify and manage a wide variety of projects across diverse end markets.

We act as a trusted advisor to our clients, helping our clients design, engineer, inspect, manage and maintain civil and commercial infrastructure, servicing existing structures as well as helping to build new structures. However, we do not perform any construction and do not take any direct construction risk.

We provide a broad range of mission-critical technical services, ranging from providing inspection services in small projects to managing significant aspects of large, multi-year projects. For the year ended December 30, 2022, we:

●	performed approximately 40,500 projects; and

●	delivered approximately 90% of our revenue under “time & materials” and “cost-plus” contracts.

We have long-term relationships with a diverse set of clients, providing a base of repeating clients, projects and revenues. Approximately 90% of our revenues were derived from clients that have used our services at least twice in the past three years and more than 95% of our revenues were generated from client relationships longer than ten years, with greater than 25% of revenues generated from relationships longer than thirty years. Examples of such long-term customers include the Texas and Georgia Departments of Transportation, U.S. Postal Service, Gwinnett County Georgia, New York City Housing Authority, Stanford University, Port of Oakland, United Rentals, Inc., Speedway (7-Eleven), Walmart Inc., Caltrans, Sound Transit, Phillips 66 and Google.

Our services require a high degree of technical expertise, as our clients rely on us to provide testing, inspection and quality assurance services to ensure that structures are designed, engineered, built and maintained in accordance with building codes, regulations and the highest safety standards. As such, our services are delivered by a highly-skilled, technical employee base that includes engineers, inspectors, scientists and other field experts. As of December 30, 2022, our technical staff represented nearly 85% of our approximately 3,450 employees. Our services are typically provided under contracts, some of which are long-term with long lead times between when contracts are signed and when our services are performed. As such, we have a significant amount of contracted backlog, providing for a high degree of visibility with respect to revenues expected to be generated from such backlog. As of December 30, 2022, our contracted backlog was estimated to be approximately $877 million. See “— Backlog” below for additional information relating to our backlog.

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

Provision for Non-controlling Interest

Our ownership and voting structure are comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 96.6% in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. In connection with the Atlas Business Combination, it was determined that the results of Atlas Intermediate and its subsidiaries would be fully consolidated within the results of the Company.

Due to the participation of the holders of our Class B common stock in the results of Atlas Intermediate and subsidiaries, a non-controlling interest was deemed to exist. Consolidated net income (loss) includes earnings attributable to both the stockholders and the non-controlling interests.

The provision for non-controlling interest relates to pre-tax income subsequent to the Atlas Business Combination and includes a pro-rata share of taxes as federal and state income taxes relating to the C-Corps directly owned by Atlas Intermediate and the State of Texas Margin tax as it is generated through the results of Atlas Intermediate and its subsidiaries.

Upon the close of the Atlas Business Combination, the holders of our Class B common stock participated in 80.6% of the results of Atlas Intermediate and its subsidiaries. This percentage has declined since the Atlas Business Combination due to the exchange of Atlas Intermediate units, together with Class B common shares, for Class A common stock as contractual lock-ups have expired and the exchange of our public and private placement warrants for Class A common stock during November and December 2020 because of our tender offer and warrant exchange.

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

On February 25, 2021, the Company, in its capacity as the managing member of Holdings, entered into Amendment No. 1 to the Holdings LLC Agreement to allow Holdings, at the direction of the Board, to redeem all of the Preferred Units at any time using the proceeds from the refinancing of the Atlas Credit Agreement (as defined below) and entry into the Credit Agreements (as defined below).

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

RESULTS OF OPERATIONS

Overview of Financial Results

During the year ended December 30, 2022, we continued to execute on our growth strategy increasing revenues by 12% compared to the year ended December 31, 2021. Organic growth was 7% as we capitalize on strong market demand for infrastructure and environmental professional services, continue to win larger projects and benefit from our expanded service capabilities with two new acquisitions in 2022. We also maintained our gross margins rates compared to the prior year. As the Company grows, we continue to see economies of scale with our efficient overhead structure which has resulted in significantly higher operating income compared to the prior year.

We are focusing on providing infrastructure and environmental professional services without undertaking direct construction risk. Our environmental technical expertise continues to position us to assist our clients in addressing their ongoing Environmental, Social and Governance (“ESG”) objectives and maintaining compliance with local laws and regulations.

Backlog has grown to a record $877 million driven by key transportation, government and power contracts.

 Merger Agreement

On January 30, 2023, the Company entered into the Merger Agreement with Parent and the Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving company in the Merger. Parent and Merger Sub are controlled by investment funds advised by GI Partners.

The Company’s board of directors (the “Board”) has unanimously determined that the Merger Agreement is in the best interests of the Company and its stockholders, and declared it advisable, to enter into the Merger Agreement and consummate the Merger, approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Merger, directed that the adoption of the Merger Agreement be submitted for consideration by the Company’s stockholders at a meeting thereof and resolved to recommend that the Company’s stockholders adopt the Merger Agreement.

Solicitation

From and after January 30, 2023, the Company must comply with customary non-solicitation restrictions, except that the Company may engage in discussions, negotiations and other otherwise prohibited activities with any party from which the Company receives an unsolicited competing acquisition proposal that the Board determines constitutes, or would reasonably likely lead to, a Superior Proposal (as defined in the Merger Agreement) and if the failure to take such action would reasonably be expected to be inconsistent with the directors’ fiduciary duties.

Subject to certain exceptions, the Board is required to recommend that the Company’s stockholders adopt the Merger Agreement and may not withhold, withdraw, amend, qualify or modify in a manner adverse to Parent such recommendation or take certain similar actions that are referred to in the Merger Agreement as a “Company Board Recommendation Change”. However, the Board may, before the adoption of the Merger Agreement by the Company’s stockholders, make a Company Board Recommendation Change in connection with a Superior Proposal or Intervening Event (as defined in the Merger Agreement) if the Company complies with certain notice and other requirements set forth in the Merger Agreement. Upon closing, the Company will no longer be a publicly traded company.

Financing

Funds advised by GI Partners each committed to provide capital to Parent with an equity contribution of $1,068,000,000, subject to the terms and conditions set forth in the equity commitment letter, and have each agreed to fund certain other obligations of Parent and Merger Sub in connection with the Merger, including payment of a termination fee of $45,750,000 from Parent, subject to the terms and conditions set forth in that certain limited guarantee agreement in favor of the Company. The net proceeds contemplated by the equity commitment letter will in the aggregate be sufficient for Parent and Merger Sub to pay the aggregate Per Share Price, the equity award consideration and any other amount (including fees or expenses) required to be paid by Parent or Merger Sub in connection with the consummation of the Merger and the transactions contemplated by the Merger Agreement.

Consolidated Results of Operations

The following table represents our selected results of operations for the periods indicated (in thousands, except per share data).

	For the Year Ended
	December 30,	December 31,
	2022	2021
Revenues	$604,765	$538,799
Subcontractor costs	(127,691)	(102,035)
Other costs of revenues	(198,332)	(181,967)

Gross Profit	278,742	254,797

Operating expenses:
Personnel costs and benefits	(137,130)	(128,612)
Selling, general and administrative	(70,912)	(72,026)
Change in fair value of earnouts	1,518	(2,823)
Depreciation and amortization	(32,177)	(23,700)

Total Operating expenses	(238,701)	(227,161)

Operating income (loss)	40,041	27,636

Interest expense	(46,363)	(54,817)

Loss before income taxes	(6,322)	(27,181)
Income tax expense	(1,748)	(2,524)

Net loss	(8,070)	(29,705)

Provision for non-controlling interest	565	13,216

Redeemable preferred stock dividends	-	(5,899)

Net loss attributable to Class A common stock shareholders/members	$(7,505)	$(22,388)

(Loss) Per Class A common share	$(0.21)	$(0.81)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	36,308,926	27,799,511

Comparison of the Year Ended December 30, 2022 to the Year Ended December 31, 2021:

Revenue

Revenue for the year ended December 30, 2022 increased by $66.0 million, or 12.2%, to $604.8 million as compared to $538.8 million for the corresponding prior year period. The acquisitions of TranSmart and 1 Alliance contributed $27.0 million to the Company’s revenues for the year ended December 30, 2022. Additionally, we have experienced growth in revenues in transportation projects as we expand our services across new geographies and expand our range of services to existing customers and have been successful in updating and increasing our pricing with customers to mitigate greater U.S. labor issues.

Subcontractor Costs

Subcontractor costs for the year ended December 30, 2022 increased $25.7 million, or 25.1%, to $127.7 million, as compared to $102.0 million for the corresponding prior year period. The increase is due to the increase in revenues and the timing of work where subcontractor costs are required. During the year ended December 30, 2022, there was an increase in the percentage of subcontractor costs compared to revenues from 18.9% in the prior year to 21.1% in the current year. This percentage varies from period to period based on the timing of large projects that require higher percentage subcontractor use but has historically been 20% over a number of periods.

Other Costs of Revenues and Gross Profit

Other costs of revenue for the year ended December 30, 2022 increased $16.4 million, or 9.0%, to $198.3 million, as compared to $182.0 million for the corresponding prior year period. The increase in other cost of revenues was due to the increase in revenues and was consistent as a percentage of revenues for each year. The company has been able to achieve consistent gross margins with a significant amount of work done on a cost reimbursable basis along with other projects where pricing increases have been achieved.

Operating Expense

Operating expense for the year ended December 30, 2022 increased by $11.5 million, or 5.1%, to $238.7 million as compared to $227.2 million for the corresponding prior year period. For the year ended December 30, 2022, operating expense, as a percentage of revenue, decreased to 39.5% from 42.2% for the year ended December 31, 2021 as the Company has been able to scale the business and manage costs. Depreciation and amortization expense increased due to the additional intangible assets recorded in connection with the acquisitions completed since December 31, 2021.

Interest Expense

Interest expense for the year ended December 30, 2022 decreased by $8.5 million, or -15.4%, to $46.4 million, as compared to $54.8 million for the corresponding prior year period. The prior year period included a write-off of deferred financing costs of $15.2 million in connection with the Atlas 2021 Credit Agreement, which were completed in 2021. Excluding this from the prior period results in interest expense increasing $6.7 million from the additional debt related to the costs of the acquisitions completed since December 31, 2021 as well as an approximate 2% increase in the average borrowing rate as the Company’s debt is partly based on LIBOR rates which have increased over the prior period.

Income Tax Expense

Income tax expense for the year ended December 30, 2022 was $1.7 million, compared to income tax expense of $2.5 million for the year ended December 31, 2021. The Company’s overall effective tax rate is low as the Company is in a loss position and does not have prior year income taxes to apply the losses to and recover prior taxes.

Provision for Non-controlling Interest

The provision for non-controlling interest for the year ended December 30, 2022 decreased by $12.6 million or -95.7% to $0.6 million from $13.2 million for the corresponding period as a function of the level of participation of the non-controlling interests which was 5.9% in the current period compared to 22.7% in the prior period.

Redeemable Preferred Stock Dividends

We redeemed the Preferred Units in February 2021 and therefore had no redeemable preferred stock dividends for the year ended December 30, 2022. Redeemable preferred stock dividends for the year ended December 31, 2021 were $5.9 million.

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

	For the Year Ended
	December 30,	December 31,
	2022	2021
	(in millions)
Net (loss) income	$(8.1)	$(29.7)
Interest(1)	46.4	54.8
Taxes	1.7	2.5
Depreciation and amortization	33.0	23.7
EBITDA	73.0	51.3

One time legal/transaction costs and other non-recurring charges(2)	4.2	10.3
Non-cash change in fair value of contingent consideration	1.5	5.8
Non-cash equity compensation(3)	8.5	5.8
Adjusted EBITDA	$87.2	$73.2

(1)	Includes $15.2 million of write-offs relating to deferred financing fees for the year ended December 31, 2021.

(2)	Includes costs associated with lease accruals related to moving to a hybrid workforce, employee separation charges, professional service-related fees such as legal, accounting, tax, valuation and other consulting as well as other M&A activity. Additionally, it includes costs related to the COVID-19 pandemic and other non-recurring expenses.

(3)	Includes the amortization of unvested restricted share units, performance share units and stock options granted in 2020, 2021 and 2022 to key management personnel and our compensation to our Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity and capital resources are our cash and cash equivalents balances, cash flow from operations, borrowings under the Credit Agreements (as defined below), and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents and borrowing capacity under the Credit Agreements will be sufficient to meet projected cash requirements for at least the next twelve months.

As of December 30, 2022, we had total liquidity of $52.8 million compared to liquidity of $50.7 million as of December 31, 2021.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated.

	For the Year Ended
	December 30,	December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$2,198	$29,104
Net cash used in investing activities	(38,120)	(36,547)
Net cash provided by financing activities	31,024	4,078
Net decrease in cash and cash equivalents	$(4,898)	$(3,365)

Comparison of the Year Ended December 30, 2022 to the Year Ended December 31, 2021

Cash and Cash Equivalents.

At December 30, 2022 and December 31, 2021, we had $5.8 million and $10.7 million of cash and cash equivalents, respectively.

Operating Activities

Cash flow from operating activities is primarily generated from operating income from our professional and technical testing, inspection, engineering and consulting services.

Net cash provided by operating activities was $2.2 million for the year ended December 30, 2022, compared to $29.1 million for the year ended December 31, 2021. The decrease of $26.9 million was primarily due to higher interest expense and a higher use of cash related to working capital.

Investing Activities

Net cash used in investing activities was ($38.1) million for the year ended December 30, 2022, compared to ($36.5) million for the year ended December 31, 2021. The usage of cash was related to our acquisitions of TranSmart and 1 Alliance in March 2022 and other capital expenditures. The prior year period included the cash cost of the AEL and O’Neill acquisitions which were slightly higher cash outflows compared to the current period acquisitions.

Financing Activities

Net cash provided by financing activities was $31.0 million for the year ended December 30, 2022, compared to $4.1 million provided by during the year ended December 31, 2021. The $26.9 million increase to net cash provided by financing activities was due to borrowings on the Term Loan and Line of Credit to fund the 2022 acquisitions described above and to fund operations.

Working Capital

Working capital, or current assets less current liabilities, increased by $20.9 million, or 25.6%, to $102.2 million at December 30, 2022 from $81.3 million at December 31, 2021. This increase was due primarily to the acquisitions in 2022.

Debt Arrangements

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 months of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $61 million was used (no remaining amounts are available as the 18 month period has expired), and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20.0 million (the “Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances the Credit Agreement dated as of February 14, 2020, with Macquarie Capital Funding LLC, as administrative agent and certain lenders (“Atlas Credit Agreement”), which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

The Term Loan Agreement and ABL Revolver Agreement are collectively referred to as the “Credit Agreements” by the Company.

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

The Term Loan Agreement contains a financial covenant which requires Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries on a consolidated basis to maintain a Total Net Leverage Ratio (as defined in each of the Credit Agreements) tested on a quarterly basis that does not exceed (i) 8.25 to 1.00 with respect to the fiscal quarters ending on April 2, 2021 and July 2, 2021, (ii) 8.00 to 1.00 for the fiscal quarters ending October 1, 2021 and December 31, 2021, (iii) 7.50 to 1.00 for the fiscal quarters ending April 1, 2022 and July 1, 2022, (iv) 7.25 to 1.00 for the fiscal quarters ending September 30, 2022 and December 30, 2022, (v) 7.00 to 1.00 for the fiscal quarters ending March 31, 2023 and June 30, 2023, (vi) 6.75 to 1.00 for the fiscal quarters ending September 29, 2023 and December 29, 2023, and (vii) 6.50 to 1.00 for March 29, 2024 and each fiscal quarter ending thereafter.

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

The Company has been in compliance with the terms of the Credit Agreements as of December 30, 2022 and December 31, 2021, respectively.

Our debt balances are summarized as follows:

	December 30, 2022	December 31, 2021
	(in thousands)
Credit Agreements	$511,218	$473,392
Less: Loan costs, net	(6,951)	(7,593)
Less current maturities of long-term debt	(4,930)	(3,606)
Long-term debt	$499,337	$462,193

The following table presents, in thousands, scheduled maturities of the Company’s debt as of December 30, 2022:

2023	$4,930
2024	4,930
2025	4,930
2026	4,930
2027	4,930
Thereafter	486,568
$511,218

The Credit Agreements require annual amortization of principal amounts of 1% or 2.5% depending on certain ratios. The Company is currently within the ratio that requires 1% annual amortization. Principal repayments commenced during the second quarter 2022.

 Effective Interest Rate

Our average effective interest rate on our total debt, exclusive of amortization of deferred debt issuance costs, during the year ended December 30, 2022 and December 31, 2021 was 9.4% and 8.2%, respectively.

Interest expense, inclusive of amortization of deferred debt issuance costs, in the consolidated statements for the year ended December 30, 2022 and December 31, 2021 was $46.4 million and $54.8 million, respectively. If the amortization of deferred debt issuance costs were excluded, interest expense would be $44.9 million and $39.6 million for the years ended December 30, 2022 and December 31, 2021, respectively.

Interest Rate Cap

In June 2022, the Company entered into a deferred premium interest rate cap which limits the Adjusted LIBOR rate noted above to 3%. The interest rate cap hedges $500.0 million of debt and has a three-year term and will be paid for monthly at an annual rate of 0.69% or approximately $10.5 million over the three-year period. As a result, the Company initially recorded an asset and a corresponding liability for $10.5 million. Six monthly payments have been made as of December 30, 2022. The Company applies hedge accounting and records any change in fair value as a component of stockholders’ equity. The fair value of the interest rate cap as of December 30, 2022 increased $9.1 million and therefore there was a gain of $11.5 million recorded in OCI for the year ended December 30, 2022. The asset is included in other long-term assets and the liability is recorded as an other current liability of $3.4 million and an other long-term liability of $4.9 million as of December 30, 2022. The interest rate cap has already provided benefit to the Company with LIBOR rates exceeding 3% as of December 30, 2022.

Other Commitments and Contingencies

In connection with our acquisitions, we may be required to pay earnout bonuses upon the achievement of certain performance targets. This amount may be paid in installments over the first, second and third anniversaries of the acquisitions and may be paid in cash or stock. We have currently accrued $23.1 million as the fair value of that liability within our Consolidated Balance Sheet at December 30, 2022. Actual payouts may vary based on achievement of future results.

As part of our self-insurance policies, we are required to furnish standby letters of credit to our reinsurers. We had $3.7 million of standby letters of credit in effect as of December 30, 2022.

The Company enters into operating leases relating to office space and equipment leases in the ordinary course of business. Remaining amounts due, in thousands, as of December 30, 2022 are as follows:

2023	$12,164
2024	8,069
2025	4,085
2026	2,654
2027	1,334
Thereafter	2,513
$30,819

During 2020, the Company entered into an agreement with its fleet management company pursuant to which it would receive rebates of $1.3 million to be repaid over three years at an interest rate of 2.85% per annum. The rebates were secured by title to selected vehicles within the Company’s owned fleet of vehicles in Georgia and California.

During the fourth quarter of the year ended December 31, 2021, the Company entered into a similar agreement with its fleet management company in which it would receive $1.6 million secured by vehicles owned by O’Neill. Financial terms for the O’Neill transaction were similar to the agreement entered into during 2020.

Remaining payments are as follows (in millions):

2023	$0.7
2024	0.5
$1.2

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

Off-Balance Sheet Arrangements

As of December 30, 2022, we had no material off-balance sheet arrangements.

Effects of Inflation

Based on the analysis of the periods presented, we believe that inflation has not had a material effect on our operating results for the year ended December 30, 2022. However, interest rates have continued to rise and the additional interest expense expected to be paid over the next twelve months will be higher than the previous twelve months. For every 1% increase in LIBOR, we would experience $5 million in additional interest (see disclosures related to the interest rate cap entered into during the second quarter of 2022). In addition, the Company has experienced higher costs to replace comparable employees as certain labor markets have tightened and for employees opting to return to work post COVID-19.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes required by this item are included in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 30, 2022, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 30, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Brian K. Ferraioli	67	Executive Chairman and Director
L. Joe Boyer	59	Chief Executive Officer and Director
R. Foster Duncan	68	Director
Leonard K. Lemoine	67	Director
Daniel G. Weiss	55	Director
Thomas H. Henley	57	Director
Raquel G. Richmond	49	Director
Collis Temple III	43	Director
David D. Quinn Sr.	51	Chief Financial Officer
Kenneth J. Burns, Jr.	58	Chief Operating Officer
Harshal B. Desai	44	Chief Growth Officer
Walter G. Powell	51	Chief Accounting Officer
John Alex Mollere	51	Chief Administrative Officer
Jonathan M. Parnell	37	Chief Strategy Officer

Brian K. Ferraioli has served as Executive Chairman of the Board, and as a director of the Company, since February 2020. Mr. Ferraioli is also an Operating Partner at Bernhard Capital Partners, and has worked with the firm since 2019. Mr. Ferraioli served as Executive Vice President and Chief Financial Officer of KBR, Inc., an engineering, construction and professional services company, from 2013 to 2017. Prior to KBR, Mr. Ferraioli was Executive Vice President and Chief Financial Officer at The Shaw Group, Inc. (“The Shaw Group”), an engineering, technology and services company, from July 2007 to February 2013, when the company was acquired by another public company which is now part of McDermott International, Ltd.. Prior to joining The Shaw Group, Mr. Ferraioli served as Vice President and Controller of Foster Wheeler, AG, a global engineering conglomerate which is now part of John Wood Group, PLC. Mr. Ferraioli is a director and former chair of the audit committee of Vistra Corp. a leading Fortune 275 integrated retail electricity and power generation company. Mr. Ferraioli also previously served as a director and chair of the audit committee for Team, Inc., Charah Solutions, Inc., and Babcok & Wilcox Enterprises. Mr. Ferraioli has approximately 40 years of experience in senior finance and accounting roles in the engineering and technical services industries and is also a National Association of Corporate Directors Governance Fellow. Mr. Ferraioli received his B.S. in accounting from Seton Hall University and his M.B.A. from Columbia University. The Board believes Mr. Ferraioli’s extensive leadership experience as both an executive and director of engineering and technical services companies, in addition to his wealth of knowledge pertaining to public company corporate governance, provides significant contributions to the Board.

L. Joe Boyer has served as a director since February 2020 and as the Company’s Chief Executive Officer since October 2017. Prior to becoming the Company’s Chief Executive Officer, Mr. Boyer served as a consultant to Bernhard Capital Partners in connection with its infrastructure delivery services business from August 2016 to October 2017. From March 2013 to February 2016, Mr. Boyer was Chief Executive Officer of Atkins’ North American arm. From 2003 to 2013, Mr. Boyer held several senior management positions at Shaw Environmental & Infrastructure, most notably as President for its Federal Division. Mr. Boyer served on the Board of Directors and Compensation Committee of Municipal Utility District 5 in Austin from 2016 to 2017. Mr. Boyer holds an M.B.A. from Pepperdine University and a B.S. in Architectural Engineering from The University of Texas at Austin. The Board believes Mr. Boyer’s leadership roles within our Company and his extensive industry experience provide an exceptional breadth and depth of knowledge and understanding of both our Company and the professional testing, inspection, engineering, environmental and consulting industry as a whole.

R. Foster Duncan has served as a director of the Company since February 2020. Mr. Duncan joined Bernhard Capital Partners as an Operating Partner in December 2013. Mr. Duncan has more than 30 years of senior corporate, private equity and investment banking experience. Previously, Mr. Duncan held various positions in the private equity industry, including Managing Member of KD Capital L.L.C., an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), a global investment firm. Mr. Duncan was located in KKR’s New York office and worked exclusively with KKR and its portfolio companies in connection with creating value and identifying and investing in the energy, utility, natural resources and infrastructure sectors. Previously, Mr. Duncan was Executive Vice President and CFO of Cinergy Corporation (“Cinergy”), a Fortune 250 energy and utility company, Chairman of Cinergy’s Investment Committee and CEO and President of Cinergy’s Commercial Business Unit. Prior to his time at Cinergy, he held senior management positions with LG&E Energy Corp., a utilities company, as a member of the Office of the Chairman and Executive Vice President and CFO. Mr. Duncan serves on the board of directors of Atlantic Power Corporation in Boston, Massachusetts where he is chairman of the audit committee, and is also a member of the compensation, operating and nominating and governance committees. He also previously served as a director of Essential Power, LLC, a portfolio company of Industry Funds Management (US), LLC and the Advisory Council of Greentech Capital Advisors in New York. Mr. Duncan graduated with distinction from the University of Virginia and received his M.B.A. from the A.B. Freeman Graduate School of Business at Tulane University. The Board believes Mr. Duncan’s extensive financial and executive leadership experience brings invaluable expertise and skill to the Board.

Leonard K. Lemoine has served as a director of the Company since February 2020. Mr. Lemoine is the President and Chief Executive Officer of the Lemoine Company, LLC (“Lemoine”), a position he has held since January 2011. Mr. Lemoine founded Lemoine in 1975 and the company has steadily grown from a small construction company to one of the most respected, full-service contracting and construction management firms in the Southeastern United States. Lemoine constructs and manages projects ranging from minor interior renovations to some of the most complex healthcare facilities, commercial public and industrial landmarks in the Southeastern United States. Mr. Lemoine received his B.S. from Louisiana State University in 1979. The Board believes Mr. Lemoine provides valuable insights to the Board due to his extensive expertise and understanding of the construction management industry built through decades of industry experience.

Daniel G. Weiss has served as a director of the Company since February 2020. Mr. Weiss has been co-founder and Managing Partner of Angeleno Group LLC (“AG”), a Los Angeles-based private equity firm with a global platform focused on high growth investments in next generation clean energy and climate solutions technology companies, since AG’s founding in 2001. In addition to his firm management responsibilities, Mr. Weiss leads investments and serves on boards of multiple AG portfolio companies. Prior to the formation of AG, Mr. Weiss was an attorney at O’Melveny & Myers in Los Angeles from 1998 to 1999. Mr. Weiss has served as a member of the board of directors of TPI Composites, Inc., a renewable energy manufacturing company, since 2009. Currently, Mr. Weiss serves on boards or public commissions for a number of non-profit and government organizations including the California Community Foundation, World Resources Institute, and the UCLA Institute of the Environment and Sustainability (where he serves as co-Chair). Mr. Weiss holds a J.D. from Stanford Law School, an M.A. from Stanford University and a B.A. with high honors from U.C. Berkeley. The Board believes Mr. Weiss brings to the Board a deep understanding of both the private and public sectors in which the Company operates, as well as unique and valuable expertise in the environmental and sustainability space.

Thomas H. Henley has served as a director of the Company since March 2020. Mr. Henley joined Bernhard Capital Partners as a member of the firm’s Investment Committee in February 2019. Prior to Bernhard Capital Partners, Mr. Henley served as the Senior Managing Director of Strategic Opportunities for the UAW Retiree Medical Benefits Trust, a purchaser of retiree healthcare benefits, from March 2016 to February 2019. Mr. Henley currently serves as a member of the board of directors for Lazarus Energy Holdings, an investment holding company, and has served in such capacity since 2006. Mr. Henley received his B.S. in Petroleum Engineering from Stanford University and his M.B.A. from the Anderson Graduate School of Management at UCLA. The Board believes Mr. Henley’s advisory and investment experience and business acumen brings important insight to the Board.

Raquel G. Richmond has served as a director of the Company since November 2020. Ms. Richmond has been a Senior Account Manager at Greenup Industries, LLC since January 2019 and has been a realtor for Greenup & Associates, LLC in New Orleans since June 2015. Ms. Richmond previously served as the President of Rock Consulting Services, LLC in New Orleans and as Project Manager at the U.S. Army Corps of Engineers on the Hurricane Storm Damage Risk Reduction System (HSDRRS), a $14 billion infrastructure system in Southern Louisiana. Ms. Richmond has over fifteen years of experience working on federal, state and local infrastructure projects and over twenty years of experience in the professional services sector. She holds an M.A. in Education Administration and a B.A. in Psychology, both from the University of New Orleans. The Board believes Ms. Richmond’s extensive experience in the professional services sector and experience with federal, state and local infrastructure projects brings significant contributions to the Board.

Collis Temple, III has served as a director of the Company since April 2021. Mr. Temple is a National Sales Director and agency owner with Primerica, an international financial and insurance services organization, where he has held various leadership positions of increasing responsibility since joining in 2004. Mr. Temple has served on the Louisiana Board of Regents since 2015, on the board of directors of the Knock Knock Children’s Museum since 2018 and on the 100 Black Men of Metro Baton Rouge and Career Compass since 2010. He also served on the board of directors of Mary Bird Perkins Cancer Center from 2018 to 2020. Mr. Temple received a B.S. in General Business and a M.S. in Sports Management from Louisiana State University. The Board believes Mr. Temple brings significant leadership experience and financial acumen to the Board, as well as a strong network of long-standing professional relationships built on decades spent in the Southeastern United States.

David D. Quinn Sr. has served as the Company’s Chief Financial Officer since May 2020. Prior to becoming Chief Financial Officer, Mr. Quinn served as the Company’s Executive Vice President, Corporate Affairs beginning in September 2019. Prior to joining the Company, Mr. Quinn held multiple executive level financial, administrative and operational roles. Mr. Quinn spent much of his early career, nearly 18 years, working within The Shaw Group family of companies, beginning in September 1996 with the OHM Corporation. Mr. Quinn held the role of Vice President of Business Management with The Shaw Group when ultimately acquired by Chicago Bridge and Iron in February 2013. In July 2013, Mr. Quinn joined Atkins North America where he served in the Chief Financial Officer, Chief Operating Officer and Chief Executive Officer capacities. Mr. Quinn served on the Board of Directors of Atkins North America from 2014 to 2019. Mr. Quinn obtained a B.A. in political science and economics from the University of Massachusetts, an M.B.A. from Norwich University, an executive certificate in management and leadership from the MIT Sloan School of Management, and a leadership certificate from the University of Oxford Saïd Business School.

Kenneth J. Burns, Jr. has served as the Company’s Chief Operating Officer since July 2021. Mr. Burns has more than 33 years of delivery experience that includes business operations, program and project delivery expertise, and strategy and sales for transportation and infrastructure businesses. Prior to joining the Company, Mr. Burns served as Chief Operating Officer for Atkins, NA (“Atkins”) from June 2019 to June 2021 and as DOT Business Unit Director for Atkins from 2016 to June 2019. In overseeing Atkins’ business units, Mr. Burns established a strong operational and financial performance matrix and ensured compliance with safety, quality, commercial and operational protocols. Mr. Burns is a proven leader with extensive management and operational experience delivering for diverse clients including private, local, state, and federal agencies. Before becoming Chief Operating Officer at Atkins, Mr. Burns managed the two largest national business for Atkins spanning the transportation and municipal infrastructure industries. A graduate of the University of Tennessee, he holds a B.S. in civil engineering and is registered as a professional engineer in seven states and the territory of Guam.

Harshal B. Desai has served as the Company’s Chief Growth Officer since March 2023 and is responsible for driving organic growth by focusing on major accounts and marquee projects in key end markets. Mr. Desai brings over 20 years of experience in the architectural engineering and construction industry and has been involved with major infrastructure projects in U.S. and beyond, with end markets including transportation, water, federal, and power. Prior to joining the Company, he served as Building Business Development and Strategy Director for Atkins’ beginning in 2015. Mr. Desai is a registered professional engineer with a B.S. in Civil Engineering from Gujarat University, and a Master’s in Civil Engineering from Purdue University.

Walter G. Powell has served as the Company’s Chief Accounting Officer since May 2020. Prior to becoming Chief Accounting Officer, Mr. Powell served as the Company’s Chief Financial Officer beginning in November 2017. Prior to becoming Chief Financial Officer of the Company, Mr. Powell served as an audit partner with Deloitte & Touche LLP for ten years, responsible for audits of public and private companies ranging in size from $20 million in revenue to $40 billion in revenue. Mr. Powell holds a B.S. in accounting from the University of New Orleans. He is a Certified Public Accountant and a member of the American Institute of CPAs.

John A. Mollere has served as the Company’s Chief Administrative Officer since January 2019. Mr. Mollere brings over 25 years of experience and leadership in corporate administration. Prior to joining the Company, Mr. Mollere served most recently as Chief Administrative Officer of ATC Group Services, a leading environmental consulting and engineering firm with locations across the United States which merged with the Company in 2019, from September 2005 to January 2019. There, Mr. Mollere led a diverse team of administrative professionals including legal, risk management, health and safety, procurement, information technology, and marketing communications. Prior to joining ATC Group Services, Mr. Mollere held a leadership position for over a decade in the risk management division of Fortune 500 company, The Shaw Group (now part of McDermott International, Inc.), where he served in multiple management roles from August 1994 to September 2005. Mr. Mollere has a B.S. in Toxicology from Northeast Louisiana University and is a Certified Safety Professional.

Jonathan M. Parnell has served as the Company’s Chief Strategy Officer since February 2021. Prior to that, Mr. Parnell was Vice President — Mergers and Acquisitions since February 2020 and Director of M&A and Integration from January 2019 to February 2020. Under both roles, Mr. Parnell led the Company’s Mergers & Acquisitions department. Prior to joining the Company, Mr. Parnell was the Director of Mergers & Acquisitions and Integration with ATC Group Services from April 2018 to January 2019 and Integration Manager for ATC from July 2016 to April 2018. Prior to ATC, he was the Commercial Manager for ARMS Reliability from May 2015 to July 2016. Mr. Parnell holds a B.S. in Business Administration from Louisiana State University and an M.B.A. from the McCombs School of Business at the University of Texas at Austin.

Information Concerning the Board, Committees and Governance

The Board is divided into three classes with only one class of directors being elected each year. The term of office of the Class I directors, consisting of Ms. Richmond and Messrs. Boyer and Ferraioli, will expire at the 2023 annual meeting. The term of office of the Class II directors, consisting of Messrs. Duncan and Weiss, will expire at the 2024 annual meeting. The term of the Class III directors, consisting of Messrs. Henley, Lemoine and Temple, will expire at the 2025 annual meeting. The NASDAQ listing standards require that a majority of the Board be independent. The Board has determined that each of Ms. Richmond and Messrs. Duncan, Ferraioli, Henley, Lemoine, Temple and Weiss are independent within the meaning of NASDAQ Listing Rule 5605(a)(2). In addition, the Board determined Mr. Boyer is not independent due to his service as our Chief Executive Officer.

We have adopted corporate governance guidelines and charters for the Audit, Compensation and Nominating, Corporate Governance and Sustainability Committees of the Board intended to satisfy NASDAQ listing standards. We have also adopted a code of business conduct and ethics for our directors, officers and employees intended to satisfy NASDAQ listing standards and the definition of a “code of ethics” set forth in applicable SEC rules. Our corporate governance guidelines, code of business conduct and ethics and committee charters are available on our website at www.oneatlas.com under the “Investors” tab. The information on our website is not part of or incorporated by reference into this Annual Report.

The Board held eight meetings during 2022. During 2022, each of our incumbent directors attended at least 75% of the meetings of the Board held during the period in which such incumbent director served on the Board. During 2022, Mr. Duncan served as the Chair of the Audit Committee of the Board (the “Audit Committee”). Mr. Weiss served as the Chair of the Compensation Committee. Mr. Henley served as the Chair of the Nominating, Corporate Governance and Sustainability Committee. We have a policy that all directors of the Board must attend the annual meeting, absent unusual circumstances. In 2022, all of the then-current directors of the Board attended the annual meeting.

Committees of the Board

Members of our Audit, Compensation, and Nominating, Corporate Governance and Sustainability Committees serve on these committees until their resignation or until otherwise determined by the Board.

Audit Committee

The NASDAQ rules and Section 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established the Audit Committee, which consisted of Messrs. Duncan, Ferraioli and Temple, with Mr. Duncan serving as the Chair of the Audit Committee. The Board has determined that each of Messrs. Duncan, Ferraioli and Temple meets the independent director standards under NASDAQ listing standards and under Rule 10A-3(b)(1) of the Exchange Act. The Company also believes that each of Messrs. Duncan and Ferraioli qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee held four meetings during 2022. During 2022, each member of the Audit Committee attended at least 75% of the meetings occurring during such member’s tenure on the Audit Committee.

The principal functions of the Audit Committee are detailed in the Audit Committee charter, which is available on the Company’s website at www.oneatlas.com, under the “Investors” tab and include, among others:

●	appointing the Company’s independent registered public accounting firm;

●	evaluating the independent registered public accounting firm’s qualifications, independence and performance;

●	determining the engagement of the independent registered public accounting firm;

●	reviewing and approving the scope of the annual audit and the audit fee;

●	discussing with management and the independent registered public accounting firm the results of the annual audit and reviewing the Company’s quarterly financial statements;

●	reviewing the scope and effectiveness of the Company’s internal audit function and internal audit plan;

●	overseeing the Company’s processes relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures;

●	approving the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

●	monitoring the rotation of partners of the independent registered public accounting firm on the Company’s engagement team in accordance with requirements established by the SEC;

●	being responsible for reviewing the Company’s financial statements and the Company’s management’s discussion and analysis of financial condition and results of operations to be included in the Company’s annual and quarterly reports to be filed with the SEC; and

●	reviewing the Company’s critical accounting policies and estimates.

Compensation Committee

We have established the Compensation Committee, which during 2022 consisted of Messrs. Duncan, Lemoine and Weiss, with Mr. Weiss serving as the Chair of the Compensation Committee. The Board has determined that Messrs. Duncan, Lemoine and Weiss meet the independent director standards under NASDAQ listing standards, including the heightened standards that apply to compensation committee members. The Compensation Committee held five meetings during 2022. During 2022, each member of the Compensation Committee attended at least 75% of the meetings occurring during such member’s tenure on the Compensation Committee.

The principal functions of the Compensation Committee are detailed in the Compensation Committee charter, which is available on the Company’s website at www.oneatlas.com, under the “Investors” tab and include, among others:

●	reviewing and approving the compensation of the executive officers of the Company and such other employees of the Company as are assigned thereto by the Board;

●	making recommendations to the Board with respect to standards for setting compensation levels; and

●	making recommendations to the Board with respect to the incentive compensation plans and equity-based plans of the Company.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the Compensation Committee will consider the independence of each such advisor, including the factors required by NASDAQ and the SEC.

Nominating, Corporate Governance and Sustainability Committee

We have established the Nominating, Corporate Governance and Sustainability Committee, which during 2022 consisted of Ms. Richmond and Messrs. Henley and Weiss, with Mr. Henley serving as the Chair of the Nominating, Corporate Governance and Sustainability Committee. The Board has determined that each of Ms. Richmond and Messrs. Henley and Weiss meet the independent director standard under NASDAQ listing standards. The Nominating, Corporate Governance and Sustainability Committee held three meetings in 2022, and each member of the Nominating, Corporate Governance and Sustainability Committee during 2022 attended at least 75% of those meetings during such member’s tenure on the Nominating, Corporate Governance and Sustainability Committee.

The principal functions of the Nominating, Corporate Governance and Sustainability Committee are detailed in the Nominating, Corporate Governance and Sustainability Committee charter, which is available on the Company’s website at www.oneatlas.com, under the “Investors” tab and include, among others:

●	identifying potential qualified nominees for director and nominate candidates for the Board;

●	developing the Company’s corporate governance guidelines and additional corporate governance policies; and

●	reviewing and monitoring the Company’s approach to sustainability, including related policies and other disclosures, and overseeing strategy and performance for material environmental and social topics, including climate change and human capital.

The Nominating, Corporate Governance and Sustainability Committee also develops and recommends to the Board corporate governance principles and practices and assists in implementing them, including conducting a regular review of our corporate governance principles and practices.

The Nominating, Corporate Governance and Sustainability Committee has not established any minimum qualifications for non-employee director candidates that it recommends for nomination. Subject to the Nomination Agreement discussed under Item 13 in this Annual Report, which provides certain of our stockholders with rights to designate director nominees, the Nominating, Corporate Governance and Sustainability Committee expects to use a variety of methods for identifying and evaluating nominees for director. In recommending director nominees to the Board apart from those nominees designated pursuant to the Nomination Agreement, the Nominating, Corporate Governance and Sustainability Committee will identify and screen director candidates (including incumbent directors for potential re-nomination and candidates recommended by stockholders in accordance with the Company’s policies as set forth in its proxy statement) consistent with criteria approved by the Board.

The Nominating, Corporate Governance and Sustainability Committee may also engage the services and pay the fees of external counsel and expert advisors, at the Company’s expense, to assist it in identifying potential director nominees or otherwise carrying out its duties and responsibilities. Subject to the Nomination Agreement, the Nominating, Corporate Governance and Sustainability Committee will assess the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, and the designation provisions of the Nomination Agreement do not apply, the Nominating, Corporate Governance and Sustainability Committee will consider whether and how to fill those vacancies and, if applicable, will consider various potential director candidates. Since the Atlas Business Combination, the Nominating, Corporate Governance and Sustainability has nominated, and the Board has approved, the appointment of two directors to the Board who are not affiliated with our sponsor, Boxwood Sponsor, LLC ( “Boxwood Sponsor”), thus increasing the number of independent directors on the Board under SEC and NASDAQ rules. Each of Messrs. Duncan, Henley, Ferraioli and Lemoine was appointed to the Board pursuant to the Nomination Agreement.

The Nominating, Corporate Governance and Sustainability Committee has not adopted specific, minimum qualifications or specific qualities or skills that must be met by a Nominating, Corporate Governance and Sustainability Committee-recommended nominee. The Nominating, Corporate Governance and Sustainability Committee will seek to ensure that the membership of the Board and each committee of the Board satisfies all relevant NASDAQ listing standard requirements and applicable laws and regulations and all requirements of our governance documents. The nature of the specific qualifications, qualities, experience or skills (including international versus domestic background, diversity, age, and legal and regulatory requirements) that the Nominating, Corporate Governance and Sustainability Committee may look for in any particular director nominee who is not a designee under the Nomination Agreement will depend on the qualifications, qualities and skills of the rest of the directors at the time of any vacancy on the Board. The Nominating, Corporate Governance and Sustainability Committee does not have a formal policy regarding the consideration of diversity in identifying director nominees beyond being seeking to establish a board that contains a diversity of viewpoints, backgrounds and experiences.

The Nominating, Corporate Governance and Sustainability Committee will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting. Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our certificate of incorporation and bylaws.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.oneatlas.com, under the “Investors” tab. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the code of business conduct and ethics applicable to the principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions by posting such information in the “Investors” subsection of the Company’s website at www.oneatlas.com.

Insider Trading and Policy on Hedging or Pledging of Stock

We have adopted an insider trading policy that contains stringent restrictions on transactions in Company stock by executive officers, directors and certain other Company personnel. All trades by executive officers and directors must be pre-cleared and may only occur during a quarterly permitted period based on the timing of the release of the Company’s quarterly or annual financial results. Senior personnel of the Company are prohibited from selling any equity security of the Company if such person either (a) does not own the security sold or (b) does not deliver the security against such sale within twenty days thereafter or does not within five days after such sale deposit the security in the mails or other usual channels of transportation. Further, senior personnel of the Company are prohibited from purchasing, selling or engaging in any other transaction involving any derivative securities related to any equity securities of the Company. A “derivative security” includes any option, warrant, convertible security, stock appreciation right or similar security with an exercise or conversion price or other value related to the value of any equity security of the Company.

Board Leadership Structure and Role in Risk Oversight

Brian Ferraioli serves as the Chairman of the Board and L. Joe Boyer serves as our Chief Executive Officer. We believe that the most effective leadership structure at the present time is to have separate Chairman and Chief Executive Officer positions because this allows the Board to benefit from having two strong voices bringing separate views and perspectives to meetings. The Board periodically reviews the leadership structure and may make changes in the future.

The Board is responsible for overseeing the overall risk management process of the Company. Risk management is considered a strategic activity within the Company and responsibility for managing risk currently rests with executive management, while the Board participates in the oversight of the process. The oversight responsibility of the Board is enabled by management reporting processes designed to provide visibility to the Board about the identification, assessment and management of critical risks. Those areas of focus include strategic, operational, financial and reporting, compliance and other risks. The Audit Committee enhances the Board’s oversight of risk management and discusses with management, the independent auditor and the internal auditor policies with respect to risk assessment and risk management, including significant operating and financial risk exposures and the steps management has taken to monitor, control and report such exposures. Further, the Compensation Committee enhances the Board’s oversight of risk management by considering the impact of the Company’s compensation plans, and the incentives created by the Company’s compensation plans, on the Company’s risk profile.

Stockholder and Interested Party Communications

Stockholders are invited to communicate to the Board or its committees by writing to: Atlas Technical Consultants, Inc., Attention: Board of Directors, c/o L. Joe Boyer, Chief Executive Officer and Director, 13215 Bee Cave Parkway, Building B, Suite 230, Austin, Texas 78738. In addition, interested parties may communicate with the Chairman of the Board or with the non-management and independent directors of the Board as a group by writing to: Atlas Technical Consultants, Inc., Attention: Chairman of the Board of Directors, c/o Brian Ferraioli, Chairman of the Board, 13215 Bee Cave Parkway, Building B, Suite 230, Austin, Texas 78738.

Executive Sessions of Non-Management Directors

The Board has a practice of holding executive sessions of the independent directors. In addition, in order to comply with the listing requirements of NASDAQ and promote good governance, our governance guidelines require that the Board hold regular executive sessions in which the non-management directors meet without any members of management present, no less frequently than twice annually, and provide that in the event that the non-management directors include directors who are not independent under the listing requirements of NASDAQ, then at least once a year, there will be an executive session including only independent directors. Each year, the Company consistently holds a number of executive sessions of independent directors at most meetings exceeding the minimum required under our governance guidelines. The purpose of these executive sessions is to promote open and candid discussion among the independent and non-management directors.

Committee Reports

Audit Committee Report

The principal purposes of the Audit Committee are to (i) oversee (a) the quality and integrity of the financial statements of the Company; (b) the Company’s financial reporting processes and financial statement audits; (c) the independent registered public accounting firm’s qualifications and independence; (d) the performance of the Company’s internal audit function and independent registered public accounting firm; (e) the Company’s system of internal controls over financial reporting, accounting, legal and regulatory compliance, and ethics, including the effectiveness of disclosure controls and controls over processes that could have a significant impact on the Company’s financial statements; and (f) the systems of disclosure controls and procedures; (ii) foster open communications among the independent registered public accounting firm, financial and senior management, internal audit and the Board; and (iii) encourage continuous improvement and foster adherence to the Company’s policies, procedures and practices at all levels. The role and responsibilities of the Audit Committee are fully set forth in the Audit Committee’s written charter, which was approved by the Board and is available on the Company’s website at www.oneatlas.com, under the “Investors” tab.

2022 Committee Engagement

In addition to the matters discussed below, the Audit Committee engages proactively with Grant Thornton and management as needed to understand the status and strategy of the Company’s audit and to discuss new accounting standards or potentially significant events that may impact the Company’s financial reporting.

Committee Composition

The Audit Committee consists of Company directors who satisfy the requirements of independence, financial literacy and other qualifications under applicable law and regulations of the SEC and the NASDAQ and is chaired by R. Foster Duncan. The Board annually reviews these standards and has determined that each of Messrs. Duncan and Ferraioli is an “audit committee financial expert” as defined by SEC and NASDAQ rules. The Audit Committee has directed the preparation of this audit committee report and has approved its content and submission to the stockholders.

Required Communications with Grant Thornton

The Audit Committee has discussed with Grant Thornton, the independent registered public accounting firm for the Company, the matters that are required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standards. The Audit Committee has received the written disclosures and letter from Grant Thornton, as required by the PCAOB, regarding Grant Thornton’s communications with the Audit Committee concerning independence and has discussed with Grant Thornton its independence. The Audit Committee has received reports from Grant Thornton and Company management relating to services provided by Grant Thornton and associated fees. In this regard, the Audit Committee has considered whether or not the provision of non-audit services by Grant Thornton for the year 2022 is compatible with maintaining the independence of the firm.

Committee Oversight and Assessment of Grant Thornton

In connection with the evaluation, appointment and retention of the independent registered public accounting firm, each year the Audit Committee reviews and evaluates the qualifications, performance and independence of the independent registered public accounting firm and lead partner, including consideration of input from management. In doing so, the Audit Committee considers various factors including, but not limited to: the quality of services provided; technical expertise and knowledge of the industry and the Company’s business and operations; effective communication; objectivity; independence; and the potential impact of changing the independent registered public accounting firm.

Committee Oversight of Financial Statements

The Audit Committee reviewed and discussed with Company management and Grant Thornton the audited consolidated financial statements of the Company for 2022. The Audit Committee also discussed with Grant Thornton those matters required to be discussed by the applicable requirements of the PCAOB and SEC concerning the quality of the Company’s accounting principles as applied in our financial statements. In general, these auditing standards require the independent registered public accounting firm to communicate to the Audit Committee certain matters that are incidental to the audit, such as any initiation of, or changes to, significant accounting policies, management judgments, accounting estimates and audit adjustments; disagreements with management; the independent registered public accounting firm’s judgment about the quality of our accounting principles; significant audit risks identified and any changes from planned audit strategy; the use of specialists on the audit team; and issues for which the independent registered public accounting firm have consulted outside the engagement team.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The Audit Committee of the Board of Directors:

R. Foster Duncan, Chair
Brian K. Ferraioli
Collis Temple III

Compensation Committee Report

As an emerging growth company, the Company is not required to include a Compensation Discussion and Analysis section or the related Compensation Committee Report in this Annual Report. We have elected to comply with these reduced compensation disclosure requirements, as permitted under the Jumpstart our Business Startups Act of 2012, as amended.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee serves, or served during the fiscal year ended December 31, 2022, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the Board or Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION

The following disclosure describes the material components of the compensation for the Company’s three most highly compensated executive officers, who are referred to in this section as “Named Executive Officers,” for the fiscal year ended December 31, 2022. The Company is an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, the Company meets the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosures required of a “smaller reporting company.”

Named Executive Officers

For the fiscal year ended December 31, 2022, the Company’s Named Executive Officers were as follows:

L. Joe Boyer, Chief Executive Officer;

David D. Quinn, Sr., Chief Financial Officer; and

Ken Burns, Jr., Chief Operating Officer.

The Named Executive Officers and their titles listed in this section are as of the fiscal year ended December 31, 2022. The Named Executive Officers are employed by Atlas Technical Consultants LLC (formerly Atlas Technical Consultants Intermediate Holdco LLC), an indirect, wholly-owned subsidiary of Atlas Intermediate Holdings LLC (“Atlas Intermediate”).

Summary Compensation Table

The following table presents summary information regarding the total compensation paid to, earned by and awarded to each of the Named Executive Officers during the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position(1)	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
L. Joe Boyer, Chief Executive Officer	2022 2021	611,769 582,692	1,387,992 1,484,864	⸺ 1,000,000	408,170 429,088	56,201 56,148	2,464,132 3,552,792

David D. Quinn, Sr., Chief Financial Officer	2022 2021	396,121 382,096	452,232 479,138	⸺ 300,000	193,375 208,376	67,298 50,135	1,109,026 1,419,745

Ken Burns, Jr., Chief Operating Officer(6)	2022	369,773	452,232	⸺	223,125	38,849	1,083,979

(1)	The Named Executive Officers are employed by Atlas Technical Consultants LLC (formerly Atlas Technical Consultants Intermediate Holdco LLC), which is an indirect wholly owned subsidiary of Atlas Intermediate.

(2)	Reflects the aggregate grant date fair value of awards of restricted stock units (“RSUs”) and performance stock units (“PSUs”) in 2021 and 2022, computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSUs and PSUs are incorporated by reference to Note 9 to the consolidated financial statements appearing in this Annual Report on Form 10-K. The value of the PSUs reported in the Stock Awards column is based on the probable outcome of the performance conditions (at the award date) in accordance with ASC Topic 718 assuming no forfeitures. For PSUs awarded in 2021, the values assuming the highest level of performance conditions will be achieved are: $2,338,414 for Mr. Boyer, $649,608 for Mr. Quinn, and $165,104 for Mr. Burns. For PSUs awarded in 2022, the values assuming the highest level of performance conditions will be achieved are: $1,815,986 for Mr. Boyer, $504,453 for Mr. Quinn, and $504,453 for Mr. Burns. These amounts do not necessarily correspond to the actual value that will be realized by our Named Executive Officers.

(3)	Reflects aggregate grant date fair value of performance stock options (“PSOs”), computed in accordance with ASC Topic 718. The grant date fair value of PSOs was determined using a Monte Carlo with Geometric Brown Motion simulation, since the awards included a market condition in addition to a service condition. The assumptions used in calculating the grant date fair value of the PSOs are incorporated by reference to Note 9 to the consolidated financial statements appearing in this Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value that will be realized by our Named Executive Officers.

(4)	Reflects awards under the Company’s annual cash incentive plan for the 2022 and 2021 performance years. Awards relating to the 2022 performance period were based on two performance metrics approved by the Compensation Committee in 2022: (i) Adjusted EBITDA, accounting for 75% of the target award; and (ii) Cashflow, accounting for 25% of the target award. Please see the section entitled “Narrative Disclosure to Summary Compensation Table—Annual Cash Incentive Plan” below for additional details.

(5)	Amounts reported in the “All Other Compensation” column include Company contributions to the Named Executive Officers’ 401(k) plan retirement accounts, car allowance amounts, amounts reimbursed through the Company’s medical reimbursement plan and with respect to Mr. Boyer only, employer-paid life insurance premiums. Please see the section entitled “Narrative Disclosure to Summary Compensation Table—Health and Retirement Benefits” below for additional details.

(6)	Mr. Burns was not a Named Executive Officer in 2021, and thus, no compensation information is reported for him in this table for such year.

Narrative Disclosure to Summary Compensation Table

Base Salary

Each Named Executive Officer’s base salary is a fixed component of annual compensation for performing specific job duties and functions. The Board has established the annual base salary for each of the Named Executive Officers at a level necessary to retain the individual’s services. For each Named Executive Officer other than the Chief Executive Officer, the Board reviews base salaries on an annual basis in consultation with the Chief Executive Officer. Subject to provisions of their respective employment agreements, as applicable, the Board has the ability to make adjustments to the base salary rates of the Named Executive Officers upon consideration of any factors that it deems relevant, including but not limited to: (a) any increase or decrease in the executive’s responsibilities, (b) the executive’s job performance and (c) the level of compensation paid to executives of other companies with which the Company competes for executive talent, as estimated based on publicly available information and the experience of members of the Board and the Chief Executive Officer. In March 2022, the Board determined to provide for base salary rate increases for the Named Executive Officers based on cost-of-living adjustments and merit. The increases were as follows: Mr. Boyer’s base salary rate increased from $600,000 to $618,000, Mr. Quinn’s base salary rate increased from $388,500 to $400,155 and Mr. Burns’s base salary rate increased from $365,000 to $372,300.

Annual Cash Incentive Plan

The Company’s annual cash incentive plan bonuses have historically been of a discretionary nature and subject to performance targets established annually by the Compensation Committee. To be eligible to receive their bonus, our Named Executive Officers must generally be employed on the last day of the applicable performance period. For 2022, each Named Executive Officer was eligible to receive a target annual bonus of the following percentage of the executive’s base salary if all performance targets were met or exceeded: 100% for Mr. Boyer, 75% for Mr. Quinn, 75% for Mr. Burns.

The amounts of the annual cash incentive plan bonuses for 2022 were determined and paid in February 2023 following the Compensation Committee’s year-end review of the applicable performance criteria. The actual amounts paid to each Named Executive Officer for service in 2022 were as follows:

2022 Bonus Award
L. Joe Boyer	$408,170
David D. Quinn, Sr.	$193,375
Ken Burns, Jr.	$223,125

Long Term Incentive Compensation

LTI Awards.    On February 14, 2020, the Board adopted the Atlas Technical Consultants, Inc. 2019 Omnibus Incentive Plan (the “Incentive Plan”) previously approved by the stockholders of the Company at the Company’s special meeting of stockholders held on February 11, 2020, effective upon the consummation of the Atlas Business Combination. The Company began offering long-term incentives to the Named Executive Officers in 2020 through grants of RSUs under the Incentive Plan.

For 2022, each of our Named Executive Officers were eligible to receive a mix of RSUs and PSUs (with Mr. Boyer receiving a mix of 40% and 60%, respectively, and the Messrs. Quinn and Burns receiving a mix of 50% and 50%, respectively) as part of their long-term incentive awards. The number of RSUs and the target number of PSUs were determined by taking each Named Executive Officer’s 2022 long-term incentive target value and dividing it by the 20-day volume weighted average price of the Company’s Class A common stock for each of the 20 trading days prior to the grant date. The resulting number of shares was then used to determine the number of RSUs and target PSUs granted to each Named Executive Officer.

Restricted Stock Unit (RSU) Awards.

The Named Executive Officers received an award of RSUs, which vest in equal increments over a three-year period on first three anniversaries of the grant date, subject to the executive’s continued service through each applicable vesting date. For 2022, the Named Executive Officers received an award of RSUs in the following amounts: 44,077 for Mr. Boyer, 18,366 for Mr. Quinn and 18,366 for Mr. Burns. Each RSU represents the right to receive one share of Class A common stock of the Company.

Performance Stock Unit (PSU) Awards.

For 2022, the Named Executive Officers received an award of PSUs, which vest subject to performance measures over a three-year period, in the following target amounts: 66,116 for Mr. Boyer, 18,365 for Mr. Quinn and 18,365 for Mr. Burns. The number of shares of class A common stock that will be delivered to the executive will range between 0-200% of the target number of PSUs provided in the executive’s award agreement and will be based on three performance measures over the award’s performance period, each accounting for one-third of the total number of shares (if any) to be delivered following the end of the performance period: (1) Total StockholderReturn (TSR) spread vs. TMI index; (2) Revenue (actual vs. target); and (3) Adjusted EBITDA (actual vs. target). The applicable performance period for each of the Named Executive Officers is January 1, 2022 through January 3, 2025. The executive must generally be employed on the date of settlement in order to receive their award.

Performance Stock Options.

For 2021, Messrs. Boyer and Quinn received PSOs in the following amounts: 324,465 PSOs for Mr. Boyer and 102,739 PSOs for Mr. Quinn. These PSOs are subject to both service- and performance-based vesting conditions. Generally, the award will vest in four equal installments, in each case on the later of (i) the award’s second, third, fourth and fifth anniversary or (ii) if the Threshold Stock Price equals or exceeds $20, $25, $30 or $35, respectively; provided, that in each case, the Named Executive Officer must remain in continued service through the applicable vesting date. Any portion of the award that remains unvested or unexercised as of August 18, 2027 shall be forfeited. For purposes of this award, “Threshold Stock Price” means the average closing price per share of the Company’s common stock over any preceding 60 calendar days. No PSOs were granted to the Named Executive Officers during 2022.

Health and Retirement Benefits

The Company provides medical, dental, vision, life insurance and disability benefits to all eligible employees. The Named Executive Officers are eligible to participate in these benefits on the same basis as all other employees. The Company also maintains an executive medical reimbursement plan for certain members of senior management, including the Named Executive Officers, which provides up to 100% reimbursement for specified medical, prescription, dental and vision expenses, up to a maximum of $20,000 per year per Named Executive Officer.

The Company maintains a 401(k) savings plan that allows participants, including the Named Executive Officers, to defer cash compensation (subject to applicable Internal Revenue Service (“IRS”) guidelines). All of the Company’s employees are eligible participants. The Named Executive Officers are eligible to participate in the 401(k) plan on the same basis as all other employees. The Company may provide employer matching contributions under the 401(k) plan. In 2022, the Company’s matching contributions were equal to 100% of the first 3% of eligible compensation deferred by an employee and 50% of the next 2% of eligible compensation deferred, up to the annual allowable IRS limits. Matching contributions are 100% vested when made. In addition, the Company provides certain other perquisites to certain of the Named Executive Officers, including a car allowance and employer-paid life insurance premiums.

Employment Agreements

The Company has entered into employment agreements with each of the Named Executive Officers, the relevant terms of which are summarized below. Capitalized terms appearing in the following descriptions but not defined therein are as defined in the applicable employment agreement. The below summary is qualified in all respects by reference to the underlying employment agreement.

L. Joe Boyer.    Mr. Boyer is party to an amended and restated employment agreement with Atlas Technical Consultants LLC, effective December 17, 2021 (the “Boyer Agreement”), pursuant to which Mr. Boyer serves as Chief Executive Officer of the Company. The initial term of the Boyer Agreement is three years, with automatic one-year renewals thereafter unless either party provides at least 90 days’ prior notice of nonrenewal or otherwise terminates the agreement. Under the terms of the Boyer Agreement, Mr. Boyer initially was entitled to an annual base salary of $550,000 and an annual bonus target opportunity of 100% of Mr. Boyer’s then-current base salary (up to a maximum of 200% of Mr. Boyer’s then-current base salary), with the amount payable to be determined based on financial metrics decided by the Compensation Committee in good faith consultation with Mr. Boyer. Mr. Boyer is also eligible to receive, pursuant to the Incentive Plan, annual equity grants with a target grant date value of no less than 100% of Mr. Boyer’s then-current base salary, subject to such terms and conditions as the Compensation Committee decides. In addition to being eligible to participate in the Company’s employee benefit plans, Mr. Boyer is also eligible to receive a Company-paid life insurance policy and a monthly car allowance of no less than $1,400. Under the Boyer Agreement, Mr. Boyer is subject to certain restrictive covenants, including indefinite confidentiality and non-disparagement provisions and a 24-month post-termination non-competition and non-solicitation provisions.

David D. Quinn, Sr.    Mr. Quinn is party to an amended and restated employment agreement with Atlas Technical Consultants LLC, effective December 17, 2021 (the “Quinn Agreement”), pursuant to which Mr. Quinn serves as Chief Financial Officer. The initial term of the Quinn Agreement is three years, with automatic one-year renewals thereafter unless either party provides notice of nonrenewal or otherwise terminates the agreement. Under the terms of the Quinn Agreement, Mr. Quinn initially was eligible for an annual base salary of $370,000, an annual bonus target opportunity of 75% of Mr. Quinn’s then-current base salary and an annual equity grant pursuant to the Incentive Plan. In addition to being eligible for the Company’s employee benefit plans, Mr. Quinn is also eligible for a monthly car allowance of $1,400. Under the Quinn Agreement, Mr. Quinn is subject to certain restrictive covenants, including indefinite confidentiality and non-disparagement provisions and a 12-month post-termination non-competition and non-interference provisions; provided, that upon a termination without Cause, the non-competition covenant shall not apply and upon a termination that occurs within the 90-day period prior to or the two year period immediately following a Change in Control, the non-interference covenant shall apply for 24 months instead of 12 months.

Ken Burns, Jr.    Mr. Burns is party to an employment agreement with Atlas Technical Consultants LLC, effective December 17, 2021 (the “Burns Agreement”), pursuant to which Mr. Burns serves as Chief Operating Officer. The initial term of the Burns Agreement is three years, with automatic one-year renewals thereafter unless either party provides notice of nonrenewal or otherwise terminates the agreement. Under the terms of the Burns Agreement, Mr. Burns initially was eligible for an annual base salary of $365,000, an annual bonus target opportunity of 50-75% of Mr. Burns’ then-current base salary and an annual equity grant pursuant to the Incentive Plan. In addition to being eligible for the Company’s employee benefit plans, Mr. Burns is also eligible for a monthly car allowance of $1,400. Under the Burns Agreement, Mr. Burns is also subject to the same restrictive covenants as those described above under the Quinn Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each of the Named Executive Officers, the number of PSOs, RSUs, and PSUs in the Company held as of December 31, 2022.

	Option Awards			Stock Awards
Name	Equity Incentive plan awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
L. Joe Boyer	324,465	$10.50	8/18/2027	44,077 36,036 35,689	(2) (3) (5)	226,997 185,585 183,798	22,039 40,541	(8) (7)	$113,501 208,786
David D. Quinn, Sr.	102,739	$10.50	8/18/2027	18,366 15,015 8,922	(2) (3) (5)	94,585 77,327 45,948	6,122 11,262	(7) (8)	31,528 57,999
Ken Burns, Jr.	⸺	⸺	⸺	18,366 4,440	(2) (4)	94,585 22,866	6,122	(7)	31,528

(1)	Represents PSOs granted on August 18, 2021, which will vest as described under “— Long-Term Incentive Compensation” above.

(2)	Represents RSUs granted on March 18, 2022, which vest in equal installments on first three anniversaries of the grant date, subject to the executive’s continued service through each applicable vesting date.

(3)	Represents RSUs granted on May 6, 2021, which vest in equal installments on first three anniversaries of the grant date, subject to the executive’s continued service through each applicable vesting date.

(4)	Represents RSUs granted on June 17, 2021, which vest in equal installments on first three anniversaries of the grant date, subject to the executive’s continued service through each applicable vesting date.

(5)	Represents RSUs granted on May 15, 2020, which vest in equal installments on first three anniversaries of the grant date, subject to the executive’s continued service through each applicable vesting date.

(6)	Valuations are based on $5.15 per share, which was the last trading price for a share of the Company’s Class A Common Stock on the NASDAQ on December 30, 2022.

(7)	Represents PSUs granted to the Named Executive Officers on March 18, 2022, subject to performance-based vesting over the three-year period beginning on January 1, 2022 and ending on January 3, 2025. We have reported the number of shares that would be earned assuming the award was earned based on achieving threshold performance goals.

(8)	Represents PSUs granted to Messrs. Boyer and Quinn on May 6, 2021, subject to performance-based vesting over the three-year period beginning on January 1, 2021 and ending on December 29, 2023. We have reported the number of shares that would be earned assuming the award was earned based on achieving target performance goals.

Potential Payments Upon Termination or Change in Control

Each Named Executive Officer is eligible for certain payments and benefits at, following, or in connection with the resignation, severance, retirement or other termination of the Named Executive Officer, or a change in control of the Company. These benefits are in addition to benefits generally available to salaried employees. The Company does not provide any of its executives with change in control excise tax gross-ups.

L. Joe Boyer.    Under the Boyer Agreement, if Mr. Boyer’s employment is terminated due to Mr. Boyer’s death, disability, termination by the Company through non-renewal at the end of the then-current term or termination without cause, or by Mr. Boyer for good reason (each, an “Involuntary Termination”), Mr. Boyer will be entitled to (i) a lump sum payment equal to (a) 2x then-current base salary; (b) 1x bonus target; and (c) a pro-rated bonus based on actual performance (determined as of the end of the performance period); (ii) accelerated vesting of all outstanding equity awards (with any unvested performance-based awards vesting (1) based on actual performance (determined as of Mr. Boyer’s termination date) in the event of termination due to death or Permanent Disability or (2) at the greater of (x) the target or (y) actual performance (determined as of Mr. Boyer’s termination date) in the event of any other Involuntary Termination); and (iii) continuation of health benefits at the Company’s expense for up to two years.

If Mr. Boyer incurs an Involuntary Termination in the 90-day period prior to, or the during the two-year period following, a change in control, Mr. Boyer will be entitled to receive (i) a lump sum payment equal to (a) 2.5x then-current base salary; (b) 1.5x target bonus; and (c) a pro-rated bonus based on actual performance (determined as of the end of the performance period); (ii) accelerated vesting of all outstanding equity awards (with any unvested performance-based awards vesting at the greater of (x) the target or (y) actual performance (determined as of the change in control date); and (iii) continuation of health benefits at the Company’s expense for up to 30 months.

If Mr. Boyer incurs a termination for cause, Mr. Boyer will be entitled to receive only the accrued benefits as set forth in the Boyer Agreement.

All severance benefits under the Boyer Agreement are contingent on Mr. Boyer signing and not revoking a release of claims as well as Mr. Boyer’s compliance with all other terms of the Boyer Agreement.

In addition to the equity vesting provisions set forth in the Boyer Agreement, Mr. Boyer’s PSO agreement provides that (i) upon an Involuntary Termination, PSOs that have attained the performance-vesting condition will vest regardless of whether their service-vesting condition has lapsed, (ii) upon a change in control, all performance-vested PSOs must be exchanged for cash or substituted or replaced by the Company’s acquirer and (iii) if upon a change in control the PSOs are substituted and replaced and Mr. Boyer incurs an Involuntary Termination in the two years thereafter, any remaining service-vesting conditions shall lapse.

David D. Quinn, Sr.    Under the Quinn Agreement, if Mr. Quinn is terminated by the Company without cause or by Mr. Quinn for good reason, Mr. Quinn will be entitled to (i) 12-months’ then-current base salary continuation; (ii) a pro-rated bonus based on actual performance (determined as of the end of the performance period); (iii) 12 months of COBRA premiums (capped at the employer-portion of active employee premiums); and (iv) accelerated vesting of equity awards of (a) all unvested time-based equity awards if the termination occurs within the one year of the effective date of the Quinn Agreement; (b) 2/3 of any unvested time-based equity awards if the termination occurs within two years of the effective date of the Quinn Agreement; and (c) 1/3 of any unvested time-based equity awards if the termination occurs after two years of the effective date of the Quinn Agreement (items (i) and (ii), collectively, the “Quinn Severance”). In the event of Mr. Quinn’s termination due to Mr. Quinn’s death or disability, Mr. Quinn will be entitled to the Quinn Severance.

If the Quinn Agreement is terminated by the Company without cause or by Mr. Quinn for good reason within the 90 days prior to, or during the two-year period following, a change in control, Mr. Quinn will be entitled to receive (i) the Quinn Severance; and (ii) accelerated vesting of all outstanding equity awards (with any unvested performance-based awards vesting at the greater of (x) the target or (y) actual performance (determined as of the change in control date).

If the Quinn Agreement is terminated due to non-renewal by the Company, Mr. Quinn will receive accelerated vesting of equity awards that would have vested in the one-year period immediately following the date of such termination (with any unvested performance-based awards deemed achieved based on the greater of actual and target performance).

If Mr. Quinn incurs a termination by the Company for cause or if the Quinn Agreement is terminated due to non-renewal by Mr. Quinn, Mr. Quinn will be entitled to receive only the accrued benefits as set forth in the Boyer Agreement.

All severance benefits under the Quinn Agreement are contingent on Mr. Quinn signing and not revoking a release of claims as well as Mr. Quinn’s compliance with the terms of the Quinn Agreement.

Mr. Quinn’s PSOs are eligible for the same treatment as Mr. Boyer’s PSOs.

Ken Burns, Jr.    The potential payments upon termination or a change in control under the Burns Agreement and Mr. Burns’ outstanding equity award agreements are identical to those described immediately above for Mr. Quinn (except with respect to Mr. Quinn’s PSOs, as Mr. Burns did not receive a PSO grant).

Director Compensation

Under the Company’s non-employee director compensation program, the Company’s non-employee directors (other than the Board chairman) are eligible to receive (a) an annual cash retainer of $55,000, (b) an annual award of RSUs having an aggregate grant date fair value of $100,000 (rounded up to the nearest share) and (c) an additional $10,000 in cash fees related to service as chair of a committee. In addition, under the program, the chairman of the Board is eligible to receive an annual cash retainer of $120,000 and an annual award of RSUs having an aggregate grant date fair value equal to $180,000 (rounded up to the nearest share). Awards of RSUs granted to non-employee directors in connection with the directors’ 2022 service vest on the first anniversary of the grant date. Our non-employee directors are eligible to elect to receive their cash fees in unrestricted shares of Class A common stock.

The following table shows the total compensation paid to the Company’s non-employee directors during the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total
R. Foster Duncan(2)(5)	$32,500	$132,500	$165,000
Brian K. Ferraioli(5)	$60,000	$240,000	$300,000
Thomas Henley(3)	$-	$-	$-
Leonard K. Lemoine(5)	$27,500	$127,500	$155,000
Raquel G. Richmond(4)	$155,000	$-	$155,000
Collis Temple, III	$55,000	$100,000	$155,000
Daniel G. Weiss(2)(5)	$32,500	$132,500	$165,000

(1)	Reflects the aggregate grant date fair value of RSUs computed in accordance with FASB ASC Topic 718. Messrs. Duncan, Lemoine, Temple and Weiss each had 9,183 outstanding RSUs, and Mr. Ferraioli had 16,529 outstanding RSUs as of December 31, 2022.

(2)	Each of Messrs. Duncan and Weiss received $10,000 of additional cash compensation for their responsibilities as Chair of the Audit Committee and the Compensation Committee, respectively.

(3)	Mr. Henley was ineligible to receive any director compensation in 2022, pursuant to the internal policies of Bernhard Capital Partners.

(4)	Due to a familial relationship with a Senior Advisor to the President of the United States which prevents her from receiving equity compensation, Ms. Richmond receives solely cash compensation for her service on the Board.

(5)	Messrs. Duncan, Ferraioli, Lemoine and Weiss each elected to receive their first and second quarter cash fees for their Board service in unrestricted shares of the Company’s Class A common stock as follows: (i) 4,410 shares for Mr. Duncan, (ii) 8,141 shares for Mr. Ferraioli, (iii) 3,732 shares for Mr. Lemoine, and (iv) 3,938 shares for Mr. Weiss. Since director fees are paid in arrears, the shares were delivered on April 29, 2022 and July 8, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the beneficial ownership of the Company Common Stock as of March 13, 2023 by:

●	each person or group of affiliated persons, who we know to beneficially own more than 5% of the Company Common Stock;

●	each of our executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The beneficial ownership of shares of Company Common Stock is based on 39,720,300 shares of Company Common Stock, consisting of (i) 38,452,047 shares of Class A Common Stock and (ii) 1,268,253 shares of Class B Common Stock, in each case issued and outstanding as of March 13, 2023.

Unless otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Atlas Technical Consultants, Inc., 13215 Bee Cave Parkway, Building B, Suite 230, Austin, Texas 78738. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name and Address of Beneficial Owner	Number of shares of Class A Common Stock	Number of shares of Class B Common Stock	Class A %	Class B %	Total Company Common Stock %
Directors, Named Executive Officers
L. Joe Boyer(1)	997,336	—	2.58%	—	2.50%
David D. Quinn Sr.(2)	192,181	—	*	—	*
Ken Burns, Jr.(3)	92,569	—	*	—	*
Brian K. Ferraioli(4)	116,585	—	*	—	*
Leonard K. Lemoine(5)	111,252	—	*	—	*
Thomas H. Henley	—	—	—	—	—
Collis Temple III(5)	17,775	—	*	—	*
R. Foster Duncan(5)	45,441	—	*	—	*
Daniel G. Weiss(5)	46,958	—	*	—	*
Raquel G. Richmond	—	—	—	—	—
All Directors and Executive Officers as a Group (Thirteen Individuals)	2,204,659	—	5.67%	—	5.49%
Five Percent Holders:
Bernhard Capital Partners(6)	16,883,244	—	30.51%	—	29.83%
GSO Entity(7)	2,200,000	—	5.41%	—	5.24%

*	Represents beneficial ownership of less than 1% of Class A Common Stock or Company Common Stock outstanding, as applicable.

(1)

Includes shares of Class A Common Stock underlying 35,689 unvested RSUs granted on May 15, 2020, which are scheduled to vest on May 15, 2023, 36,036 unvested RSUs granted on May 6, 2021, which 1/2 are scheduled to vest on May 6, 2023 and 1/2 are scheduled to vest on May 6, 2024, 44,077 unvested RSUs granted on March 18, 2022 of which 1/3 are scheduled to vest on March 18, 2023, 1/3 are scheduled to vest on March 18, 2024 and 1/3 are scheduled to vest on March 18, 2025, 52,619 unvested RSUs granted on February 24, 2023, which are scheduled to vest on August 24, 2023, and 44,190 unvested RSUs granted on March 10, 2023 of which 1/3 are scheduled to vest on March 10, 2024, 1/3 are scheduled to vest on March 10, 2025 and 1/3 are scheduled to vest on March 10, 2026.

(2)

Includes shares of Class A Common Stock underlying 8,922 unvested RSUs granted on May 15, 2020, which are scheduled to vest on May 15, 2022, 15,014 unvested RSUs granted on May 6, 2021 which 1/2 are scheduled to vest on May 6, 2023 and 1/2 are scheduled to vest on May 6, 2024, 18,366 unvested RSUs granted on March 18, 2022, of which 1/3 are scheduled to vest on March 18, 2023, 1/3 are scheduled to vest on March 18, 2024 and 1/3 are scheduled to vest on March 18, 2025, 24,929 unvested RSUs granted on February 24, 2023, which are scheduled to vest on August 24, 2023, and 16,367 unvested RSUs granted on March 10, 2023 of which 1/3 are scheduled to vest on March 10, 2024, 1/3 are scheduled to vest on March 10, 2025 and 1/3 are scheduled to vest on March 10, 2026.

(3)

Includes shares of Class A Common Stock underlying 4,461 unvested RSUs granted on May 15, 2020, which are scheduled to vest on May 15, 2023, 7,507 unvested RSUs granted on May 6, 2021, which 1/2 are scheduled to vest on May 6, 2023 and 1/2 are scheduled to vest on May 6, 2024, 13,774 unvested RSUs granted on March 18, 2022, of which 1/3 are scheduled to vest on March 18, 2023, 1/3 are scheduled to vest on March 18, 2024 and 1/3 are scheduled to vest on March 18, 2025, 28,764 unvested RSUs granted on February 24, 2023, which are scheduled to vest on August 24, 2023, and 20,459 unvested RSUs granted on March 10, 2023 of which 1/3 are scheduled to vest on March 10, 2024, 1/3 are scheduled to vest on March 10, 2025 and 1/3 are scheduled to vest on March 10, 2026.

(4)	Includes shares of Class A Common Stock underlying 16,529 unvested RSUs granted on March 18, 2022, which are scheduled to vest on March 18, 2023, 14,730 unvested RSUs granted on March 10, 2023, which are scheduled to vest on March 10, 2024, and 85,326 shares of Class A Common Stock held by Brian K. Ferraioli Revocable Trust.

(5)	Includes shares of Class A Common Stock underlying 9,183 unvested RSUs granted on March 18, 2022, which are scheduled to vest on March 18, 2023 and 8,592 unvested RSUs granted on March 10, 2023, which are scheduled to vest on March 10, 2024.

(6)	Based on the Schedule 13D/A filed with the Securities and Exchange Commission on February 9, 2021. Comprised of 8,971,339 shares of Class A Common Stock held by AS&M SPV, LLC (“AS&M SPV”) and 7,911,905 shares of Class A Common Stock held by Arrow Environmental SPV, LLC (“Arrow SPV”), all of which are owned indirectly by the BCP Energy Services Funds (as defined below). Each of AS&M SPV and Arrow SPV is a limited partner of AS&M Holdings LP (“AS&M Holdings”). The general partner of AS&M Holding is AS&M Holdings GP LLC, which is indirectly wholly owned by BCP Energy Services Fund, LP, BCP Energy Services Fund-A, LP and BCP Energy Services Executive Fund, LP (collectively, the “BCP Energy Services Funds”). The general partner of all three BCP Energy Services Funds is BCP Energy Services Fund GP, LP. The general partner of BCP Energy Services Fund GP, LP is BCP Energy Services Fund UGP, LLC. BCP Energy Services Fund UGP, LLC is managed by J. M. Bernhard, Jr. and Jeff Jenkins. Each of the BCP entities and Messrs. Bernhard and Jenkins may be deemed to beneficially own such shares directly or indirectly controlled, but each disclaims beneficial ownership of such shares in excess of its or their pecuniary interest therein. The address of each of the BCP entities and Messrs. Bernhard and Jenkins is 400 Convention Street, Suite 1010, Baton Rouge, Louisiana 70802.

(7)	GSO Capital Opportunities Fund III LP (the “GSO Entity”) directly holds the reported shares shown above. GSO Capital Opportunities Associates III LLC is the general partner of GSO Capital Opportunities Fund III LP. GSO Holdings I L.L.C. is the managing member of GSO Capital Opportunities Associates III LLC. Blackstone Holdings II L.P. is the managing member of GSO Holdings I L.L.C. with respect to securities beneficially owned by the GSO Entity. Blackstone Holdings I/II GP L.L.C. is the general partner of each of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. Blackstone Inc. is the sole member of Blackstone Holdings I/II GP L.L.C. The sole holder of the Series II preferred stock of Blackstone Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone Inc.’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the foregoing entities and individuals disclaims beneficial ownership of the securities held directly by the GSO Entity (other than the GSO Entity to the extent of its direct holdings). The principal business address of this stockholder is c/o GSO Capital Partners LP, 345 Park Avenue, 31st Floor, New York, New York 10154.

Changes in Control

On January 30, 2023, the Company entered into an Agreement and Plan of Merger (the “GI Merger Agreement”) with GI Apple Midco LLC, a Delaware limited liability company (“GI Parent”) and GI Apple Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of GI Parent (“GI Merger Sub”). Pursuant to the GI Merger Agreement, GI Merger Sub will be merged with and into the Company (the “GI Merger”), with the Company continuing as the surviving company in the GI Merger. GI Parent and GI Merger Sub are controlled by investment funds advised by GI Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

Following the completion of the Atlas Business Combination, the Seller and its limited partners (the “Continuing Members”) owned an aggregate of 23,974,368 Holdings Units redeemable on a one-for-one basis for shares of Class A common stock. Upon the redemption by any Continuing Member of Holdings Units for shares of Class A common stock, a corresponding number of shares of our Class B common stock held by such Continuing Member will be cancelled. Prior to the Atlas Business Combination, the initial stockholders held all 5,000,000 shares of the Company’s issued and outstanding Class F common stock. Following the conversion of each outstanding share of our Class F common stock to one share of Class A common stock in connection with the Atlas Business Combination, Boxwood LLC owned an aggregate 2,225,000 shares of Class A common stock and 3,750,000 private placement warrants. See “Tender Offer and Warrant Exchange” below regarding the exchange of the private placement warrants for the Company’s Class A common stock.

Tender Offer and Warrant Exchange

Public Warrants

In November 2018, the Company consummated its initial public offering of units, each consisting of one share of Class A common stock and one Public Warrant. At the commencement of the Atlas Business Combination, there were 20,000,000 public warrants outstanding. Each public warrant entitled the holder to purchase one share of Class A common stock at a price of $11.50 per share. The public warrants were set to expire five years after the closing of the Atlas Business Combination or earlier upon redemption or liquidation.

In October 2020, the Company offered each holder of its outstanding warrants, including the public warrants and the private placement warrants the opportunity to exchange their warrants for shares of the Company’s Class A common stock, par value $0.0001 per share. Each holder was to receive 0.1665 or 0.185 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the terms of the offer. The redemption rate was dependent upon whether the warrant holder tendered their warrants prior to the offer deadline. Warrant holders who tendered their warrants for exchange prior to the expiration of the tender offer period received the 0.185 conversion rate, and any warrant holders who did not tender their warrants by the appropriate deadline received the 0.1665 conversion rate. The Company concluded the offer in November 2020 and all Warrants were converted to Class A common stock by December 31, 2020.

Private Placement Warrants

Upon closing of the Boxwood initial public offering, Boxwood Sponsor purchased an aggregate of 3,750,000 private placement warrants s. Each private placement warrants was exercisable for one share of Class A common stock at a price of $11.50. The private placement warrants were identical to the public warrants discussed above, except (i) they would not be redeemable by the Company so long as they were held by Boxwood Sponsor and (ii) they were not exercisable by the holders on a cashless basis.

In connection with the October 2020 offer to the warrant holders to exchange their warrants for the Company’s Class A common stock, Boxwood Sponsor opted to fully exchange their private placement warrants for Class A common stock. As of December 31, 2020, there were no remaining private placement warrants issued or outstanding.

Continuing Members Registration Rights Agreement

On February 14, 2020, in connection with the consummation of the Atlas Business Combination, the Company entered into a registration rights agreement (the “Continuing Members RRA”) with the Continuing Members. Under the Continuing Members RRA, the Company has certain obligations to register for resale under the Securities Act all or any portion of the shares of the Class A common stock that the Continuing Members hold as of the date of the Continuing Members RRA and that they may acquire thereafter, including upon the exchange or redemption of any other security therefor (collectively, the “Continuing Member Registrable Securities”).

Under the Continuing Members RRA, Atlas Technical Consultants SPV, LLC and Arrow Environmental SPV LLC (together, “BCP”) may demand an unlimited number of underwritten offerings for all or part of the Continuing Member Registrable Securities held by BCP and the other Continuing Members.

Holders of the Continuing Member Registrable Securities have certain “piggy-back” registration rights with respect to registration statements. The Company will bear the expenses incurred in connection with the preparation and filing of any such registration statements.

Restrictive Covenant Agreement

In connection with the consummation of the Atlas Business Combination, Holdings and BCP entered into a restrictive covenant agreement (the “Restrictive Covenant Agreement”) pursuant to which the BCP parties agreed not to (i) for a period of two years, induce or attempt to induce any of the executives named therein or any other executive officer of Atlas Intermediate to leave the employ of Atlas Intermediate, (ii) for a period of two years, hire any executive who was employed by Atlas Intermediate at any time during the 12 month period prior to the consummation of the Atlas Business Combination, (iii) for a period of two years, induce or attempt to induce any person that is a customer, supplier or material business relation of Atlas Intermediate to cease doing business with Atlas Intermediate, (iv) make certain types of disparaging or false statements and (v) disclose certain confidential information, subject to the terms and conditions therein.

GSO Registration Rights Agreement

In connection with the consummation of the Atlas Business Combination, the Company entered into a registration rights agreement (the “GSO RRA”) with the GSO Entity and the other holders party thereto (together, “GSO”). Under the GSO RRA, we have certain obligations to register for resale under the Securities Act all or any portion of the shares of the Class A common stock that the Continuing Members (as defined in the Amended and Restated Limited Liability Company Agreement of Holdings) hold[s] as of the date of the GSO RRA and that they may acquire thereafter, including upon the exchange or redemption of any other security therefor (collectively, the “GSO Registrable Securities”).

We are required to file a registration statement registering the resale of the GSO Registrable Securities. Additionally, GSO may demand up to two underwritten offerings for all or part of the GSO Registrable Securities held by GSO under the GSO RRA.

Holders of the GSO Registrable Securities have certain “piggy-back” registration rights with respect to registration statements and rights to require us to register for resale the GSO Registrable Securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the preparation and filing of any such registration statements.

The GSO RRA does not contemplate the payment of penalties or liquidated damages to GSO as a result of a failure to register, or delays with respect to the registration of, the GSO Registrable Securities.

Nomination Agreement

In connection with the consummation of the Atlas Business Combination, the Company entered into the nomination agreement (the “Nomination Agreement”), which provides BCP (“our Sponsor”) (through the Seller) the right to designate a certain number of individuals for nomination by the Board to be elected by the Company’s stockholders based on the percentage of the voting power of the outstanding Class A common stock and Class B common stock beneficially owned by our Sponsor and its affiliates, in the aggregate, as follows: (i) for so long as our Sponsor beneficially owns at least 50% of the aggregate voting power of the Company, our Sponsor will have the right to nominate at least a majority of all directors of the Board; (ii) for so long as our Sponsor beneficially owns less than 50% and equal to or greater than 35% of the aggregate voting power of the Company, our Sponsor will have the right to designate three directors (and the size of the Board will be fixed at eight directors); (iii) for so long as our Sponsor beneficially owns less than 35% and equal to or greater than 15% of the aggregate voting power of the Company, our Sponsor will have the right to designate two directors (and the size of the Board will be fixed at seven directors); and (iv) for so long as our Sponsor beneficially owns less than 15% and equal to or greater than 5% of the aggregate voting power of the Company, our Sponsor will have the right to designate one director.

Under the Nomination Agreement, once our Sponsor’s beneficial ownership of the aggregate voting power of the Company falls below one of the percentage thresholds set forth above, such that our Sponsor is entitled to nominate a lesser number of directors, our Sponsor must identify such excess directors than the number of directors serving on the Board at such time that were BCP nominees, BCP shall identify such excess director(s) who are BCP Directors (as defined in the Nomination Agreement) and who shall be required to immediately offer their resignation from the Board for consideration by the independent (as such independence is defined in the Nomination Agreement, the “Nomination Independent Directors”) directors of the Board for their consideration. The Nomination Independent Directors must then consider such offers of resignation and determine whether to accept or reject any or all of them. As previously discussed, our Sponsor’s beneficial ownership of the Company’s aggregate voting power dropped below 50% in February 2021. Pursuant to the terms of the Nomination Agreement, two directors identified by our Sponsor offered their resignations to the Nomination Independent Directors. The Nomination Independent Directors held a special meeting to consider the offers of resignation and ultimately rejected both such offers and as a result the size of the Board has remained unchanged.

Credit Agreements

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility in an aggregate principal amount of up to $75.0 million and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20,000,000 (the “Revolver”) pursuant to that certain Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, the “Credit Agreements”). The Term Loan Agreement refinanced the 2020 Credit Agreement with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for the Term Loan.

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

The Credit Agreements are guaranteed by Holdings and secured by (i) in the case of the ABL Revolver Agreement, a first priority security interest in the current assets, including accounts receivable, of Holdings, Atlas Intermediate and its subsidiaries and (ii) in the case of the Term Loan Agreement, a pledge of the equity interests of the subsidiaries of Holdings and Atlas Intermediate, and subject to the first lien security interest on current assets under the Revolver, a first priority lien on substantially all other assets of Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries.

The Term Loan Agreement contains a financial covenant which requires Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries on a consolidated basis to maintain a Total Net Leverage Ratio (as defined in the Term Loan Agreement) tested on a quarterly basis that does not exceed (i) 7.00 to 1.00 for the fiscal quarters ending March 31, 2023 and June 30, 2023, (ii) 6.75 to 1.00 for the fiscal quarters ending September 29, 2023 and December 29, 2023, and (iii) 6.50 to 1.00 for March 29, 2024 and each fiscal quarter ending thereafter.

The ABL Revolver Agreement contains a “springing” financial covenant which requires Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries on a consolidated basis to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Revolver Agreement) of no less than 1.10 to 1.00 when the outstanding principal amount of loans under the Revolver exceeds $0 or the aggregate exposure for letters of credit under the Revolver exceeds $5 million.

The Credit Agreements also include a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of each of Holdings, Atlas Intermediate and all of their direct and indirect subsidiaries to:

●	incur additional indebtedness and make guarantees;

●	incur liens on assets;

●	engage in mergers or consolidations or fundamental changes;

●	dispose of assets;

●	pay dividends and distributions or repurchase capital stock;

●	make investments, loans and advances, including acquisitions;

●	amend organizational documents and other material contracts;

●	enter into certain agreements that would restrict the ability to incur liens on assets;

●	repay certain junior indebtedness, and in the case of the ABL Revolver Agreement, make certain payments on the Term Loans;

●	enter into certain transactions with affiliates;

●	amend certain documents governing indebtedness;

●	enter into sale leaseback transactions;

●	change fiscal periods; and

●	change the conduct of its business.

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

The Credit Agreements also include customary affirmative covenants, representations and warranties and events of default.

The representations, warranties and covenants contained in the Credit Agreements were made only for the purpose of the Credit Agreements and as of specific dates, were solely for the benefit of the parties to the Credit Agreements, and may be subject to limitations agreed upon by the parties, including being qualified by disclosures for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Accordingly, investors should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company.

On August 4, 2022, Holdings, Intermediate, certain subsidiaries of Holdings and the administrative agent entered into the First Amendment to Credit Agreement (the “Credit Agreement Amendment”), which amended the ABL Revolver Agreement. The Credit Agreement Amendment amended the Credit Agreement to, among other matters, increase the revolving credit facility thereunder by $20,000,000 to an aggregate principal amount of $60,000,000.

Amended and Restated Limited Liability Company Agreement of Holdings

We operate our business through Holdings. In connection with the consummation of the Atlas Business Combination, we and other member parties thereto entered into the Holdings LLC Agreement. The Holdings LLC Agreement sets forth, among other things, the rights and obligations of the holders of Holdings Units.

Managing Member.    Under the Holdings LLC Agreement, we are the sole managing member of Holdings. As the sole managing member, we are able to control all of the day-to-day business affairs and decision-making of Holdings without the approval of any other member, unless otherwise stated in the Holdings LLC Agreement. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of Holdings and the day-to-day management of Holdings’ business. Pursuant to the terms of the Holdings LLC Agreement, we may not resign or cease to be the managing member of Holdings unless proper provision is made, in compliance with the Holdings LLC Agreement, so that our obligations, our successor (if applicable) and any new managing member and the rights of all members under the Holdings LLC Agreement and applicable law remain in full force and effect.

Compensation; Reimbursement.    We are not entitled to compensation for our services as managing member. We, as managing member, and other members of Holdings will be entitled to reimbursement by Holdings for all costs, fees, operating expenses and other expenses of Holdings (including the costs, fees and expenses of attorneys, accountants or other professionals and the compensation of all personnel providing services to Holdings) incurred in pursuing and conducting, or otherwise related to, the activities of Holdings.

Distributions.    Distributions to Holdings’ equity holders may be declared by the managing member out of funds legally available therefor in such amounts and on such terms (including the payment dates of such distributions) as the managing member shall determine (in its sole discretion in accordance with the fiduciary duties as provided in the Holdings LLC Agreement) using such record date as the managing member may designate; provided that, so long as the Preferred Units remained outstanding, such distributions were only allowed to be declared at the end of a quarter so long as there remained funds legally available therefor after the cash payments required to be paid to the Preferred Unitholders in such quarter. As previously discussed, the Preferred Units were redeemed in full on February 25, 2021. Any distribution to Holdings’ equity holders shall be made as of the close of business on the applicable record date on a pro rata basis (subject to certain exceptions) in accordance with the number of Holdings Units owned by each member as of the close of business on such record date.

Common Unit Redemption Right.    The Holdings LLC Agreement provides that BCP, and following the date that was six months from the consummation of the Atlas Business Combination, each of the other members of Holdings (other than we and our subsidiaries) has a right to cause Holdings to redeem from time to time, all or a portion of such member’s Holdings Units (together with an equal number of shares of Class B common stock) for either (x) the delivery by Holdings of a number of shares of Class A common stock equal to the number of Holdings Units surrendered or (y) at Holdings’ election made in accordance with the Holdings LLC Agreement, the delivery by Holdings of cash equal to the Cash Election Amount (as defined in the Holdings LLC Agreement) calculated with respect to such redemption.

If (i) there is any reclassification, reorganization, recapitalization or other similar transaction pursuant to which the shares of Class A common stock are converted or changed into another security, securities or other property, or (ii) we, by dividend or otherwise, distribute to all holders of the shares of Class A common stock evidences of our indebtedness or assets, including securities (including shares of Class A common stock and any rights, options or warrants to all holders of the shares of Class A common stock to subscribe for, to purchase or to otherwise acquire shares of Class A common stock, or other securities or rights convertible into, or exchangeable or exercisable for, shares of Class A common stock) but excluding any cash dividend or distribution as well as any such distribution of indebtedness or assets received by us from Holdings in respect of the Holdings Units, then upon any subsequent redemption, in addition to the shares of Class A common stock or the Cash Election Amount, as applicable, each member of Holdings shall be entitled to receive the amount of such security, securities or other property that such member would have received if such redemption had occurred immediately prior to the effective date of such reclassification, reorganization, recapitalization, other similar transaction, dividend or other distribution, taking into account any adjustment as a result of any subdivision (by any split, distribution or dividend, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse split, reclassification, recapitalization or otherwise) of such security, securities or other property that occurs after the effective time of such reclassification, reorganization, recapitalization or other similar transaction.

Amendment No. 1 to the Holdings LLC Agreement

On February 25, 2021, the Company, in its capacity as the managing member of Holdings, entered into Amendment No. 1 to the Holdings LLC Agreement to allow Holdings, at the direction of the Board, to redeem all of the Preferred Units at any time using the proceeds from the refinancing of the 2020 Credit Agreement.

Voting and Support Agreement

As an inducement to GI Parent and the Company entering into the GI Merger Agreement, on January 30, 2023, AS&M SPV, LLC, a Delaware limited liability company, and Arrow Environmental SPV, LLC, a Delaware limited liability company (together, the “Holders”), which collectively beneficially own, in the aggregate, approximately 43% of the Company’s outstanding common stock entered into a Voting and Support Agreement with the Company (the “Voting Agreement”), by and among the Company, GI Parent, GI Merger Sub and the Holders, pursuant to which each Holder has agreed to vote its shares in favor of the matters to be submitted to the Company’s stockholders in connection with the GI Merger, subject to the terms and conditions set forth in the Voting Agreement.

The Voting Agreement provides that if the Board changes its recommendation with regard to the Company’s stockholders’ approval of the GI Merger Agreement, then the number of the Holders’ shares of the Company’s common stock subject to the obligations under the Voting Agreement will be reduced such that the aggregate number of shares required to vote in favor of the GI Merger will be equal to at least the percentage of aggregate voting power with respect to all outstanding shares of the Company’s common stock held by stockholders of the Company (excluding the Holder) voting in favor of approving the GI Merger Agreement, and transactions contemplated thereby, multiplied by such Holder’s shares of the Company’s common stock subject to the obligations under the Voting Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to Grant Thornton LLP (“Grant Thornton”), Houston, TX (Auditor Firm ID: 36-6055558), our independent registered public accounting firm, for services rendered.

Audit Fees and Services

On March 9, 2022, the Audit Committee approved the appointment of Grant Thornton to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022.

The following is a summary of fees paid to Grant Thornton for services rendered.

Audit Fees

Audit fees consist of fees billed by Grant Thornton for professional services rendered for the audit of Atlas Intermediate and ATC Group’s (and the Company’s following the Atlas Business Combination) annual financial statements, review of the financial information included in the Company’s Forms 10-Q for the respective periods and other required filings with the SEC for services rendered in the years ended December 31, 2022 and December 31, 2021 amounted to $1,124,919 and $1,071,660, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Fees billed by Grant Thornton for professional services rendered, for assurance and related services that are reasonably related to performance of the audit or review of the financial statements for the Company for services rendered in the years ended December 31, 2022 and December 31, 2021 amounted to $0 and $0, respectively.

Tax Fees

We did not pay Grant Thornton for tax compliance services in the years ended December 31, 2022 or December 31, 2021.

All Other Fees

Grant Thornton rendered no other services and we did not pay Grant Thornton any other fees for the years ended December 31, 2022 or December 31, 2021.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee, on at least an annual basis, reviews audit and non-audit services performed by our independent registered public accounting firm as well as the fees charged for such services. Our policy is that all audit and non-audit services must be pre-approved by the Audit Committee. All of such services and fees were pre-approved during the fiscal year ended December 31, 2022 by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the below Exhibit Index.

Exhibit No.	Description
2.1	Unit Purchase Agreement, dated August 12, 2019, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of January 23, 2020, by and among the Company, Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC and Atlas Technical Consultants LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
2.3	Agreement and Plan of Merger, dated January 30, 2023, by and among the Company, GI Apple Midco LLC, and GI Apple Merger Sub LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2023).
3.1	Third Amended and Restated Certificate of Incorporation of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
3.2	Amended and Restated Bylaws of Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022).
4.1	Warrant Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
4.2	Amendment No. 1 to Warrant Agreement, dated as of November 17, 2020, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2020).
4.3*	Description of Securities.
4.4	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-228018), filed with the SEC on November 15, 2018).
10.1	Subscription Agreement, dated as of February 14, 2020 between Atlas TC Holdings LLC and GSO COF III AIV-2 LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.2	Support Letter, dated as of February 14, 2020, between Boxwood Merger Corp. and GSO Capital Partners LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.3	Credit Agreement, dated as of February 14, 2020, by and among Atlas TC Holdings LLC, Atlas TC Buyer LLC, Atlas Intermediate Holdings LLC, the lenders and issuing banks from time to time party thereto, and Macquarie Capital Funding LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.4	Amendment No. 1 to the Credit Agreement, dated March 30, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).
10.5	Amendment No. 2 to the Credit Agreement, dated March 31, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).
10.6	Credit Agreement, dated as of February 25, 2021, by and among Atlas TC Holdings LLC, Atlas Intermediate Holdings LLC, the lenders and issuing banks from time to time party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021).
10.7	Credit Agreement, dated as of February 25, 2021, by Atlas TC Holdings LLC, Atlas Intermediate Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, an issuing bank and lender and the other lenders from time to time thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021).
10.8	First Amendment to the Credit Agreement, dated August 4, 2022 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2022).
10.9	Nomination Agreement dated as of February 14, 2020, by and among Atlas Technical Consultants, Inc., BCP Energy Services Fund, LP, BCP Energy Services Fund-A, LP and BCP Energy Services Executive Fund, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.10	Registration Rights Agreement, dated as of February 14, 2020, by and among Atlas Technical Consultants, Inc. and Atlas Technical Consultants Holdings LP and its limited partners (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.11	Registration Rights Agreement, dated as of February 14, 2020, by and among Boxwood Merger Corp. and GSO Capital Opportunities Fund III LP (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).

10.12	Voting Agreement, dated as of February 14, 2020, by and between Atlas Technical Consultants, Inc. and Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.13	Lockup Agreement, dated as of February 14, 2020, by and between Atlas Technical Consultants, Inc. and Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.14	Amended and Restated Limited Liability Company Agreement of Atlas TC Holdings LLC, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.15	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Atlas TC Holdings LLC, dated as of February 25, 2021, by Atlas Technical Consultants, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2020).
10.16	Restrictive Covenant Agreement, dated February 14, 2020, by and among Atlas Technical Consultants Holdings LP, Atlas Technical Consultants, SPV, LLC and Arrow Environmental SPV, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.17†	Atlas Technical Consultants, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020).
10.18	Commitment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.19	Closing Payment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Atlas TC Holdings LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.20	Forfeiture Agreement, dated as of January 23, 2020, by and among Boxwood Sponsor, LLC and Atlas Technical Consultants Holdings LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.21	Amendment No. 1 to Commitment Letter, dated as of January 23, 2020, by and among Boxwood Merger Corp., Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2020).
10.22	Debt Commitment Letter, dated August 12, 2019, by and among Boxwood Merger Corp., Macquarie Capital Funding LLC, Macquarie Capital (USA) Inc. and Natixis, New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.23†	Employment Agreement, dated as of August 12, 2019, by and between Boxwood Merger Corp. and L. Joe Boyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.24	Stockholder Support Agreement, dated as of August 12, 2019, by and between Atlas Technical Consultants Holdings LP, Boxwood Sponsor LLC, MIHI Boxwood Sponsor LLC, MIHI LLC, Boxwood Management Company, LLC and the Company’s officers and directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2019).
10.25	Letter Agreement, dated November 15, 2018, among the Company, Boxwood Sponsor, LLC, and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.26	Investment Management Trust Agreement, dated November 15, 2018, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.27	Registration Rights Agreement, dated November 15, 2018, among the Company, Boxwood Sponsor, LLC and initial stockholders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.28	Securities Purchase Agreement, dated November 15, 2018, between the Company and Boxwood Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.29†	Expense Advancement Agreement, dated November 15, 2018, between the Company and Boxwood (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).

10.30	Letter Agreement, dated November 15, 2018, between the Company and Macquarie Capital (USA) Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.31	Letter Agreement, dated November 15, 2018, among the Company, MIHI LLC and Boxwood Management Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2018).
10.32	Promissory Note, Dated August 22, 2018, issued to Boxwood Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.33	Securities Subscription Agreement, dated June 28, 2017, between the Registrant and MIHI LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.34†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.35	Securities Assignment Agreement, dated as of October 22, 2018, between Boxwood Sponsor LLC and the independent director nominees (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 26, 2018).
10.36†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 09, 2020).
10.37†	Form of RSU Award Agreement (Director) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form S-8 filed with the SEC on April 17, 2020).
10.38†	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and David Quinn (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
10.39†	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and Gary Cappa (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
10.40†	Employment Agreement, dated as of May 11, 2020, by and between Atlas Technical Consultants, Inc. and Walter Powell (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
10.41†	Form of RSU Award Agreement (Employee) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).
10.42†	Form of RSU Award Agreement (Current Executive) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).
10.43†	Form of RSU Award Agreement (Future Executive) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).
10.44†	Form of PSU Award Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).
10.45†	Form of PSU Award Agreement (Executive) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).
10.46	Form of RSU Award Agreement (Executive) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2022).
10.47	Form of PSU Award Agreement (Executive) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2022).
10.48†	Amendment No. 1 to Employment Agreement, dated as of December 17, 2021, by and between Atlas Technical Consultants LLC and L. Joe Boyer (incorporated by reference to Exhibit 10.45 to the Company's Annual Report filed March 15, 2022).
10.49†	Amended and Restated Employment Agreement, dated as of December 17, 2021, by and between Atlas Technical Consultants LLC and David D. Quinn, Sr. (incorporated by reference to Exhibit 10.46 to the Company's Annual Report filed March 15, 2022).
10.50†	Amended and Restated Employment Agreement, dated as of December 31, 2021, by and between Atlas Technical Consultants LLC and Jonathan Parnell (incorporated by referenced to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2022).
10.51	Voting Agreement, dated January 30, 2023, by and among Parent, AS&M SPV, LLC, Arrow Environmental SPV LLC, and, for the purposes specified therein, the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2023).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

ATLAS TECHNICAL CONSULTANTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Atlas Technical Consultants, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Atlas Technical Consultants, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2022, and December 31, 2021, the related consolidated statements of operations, other comprehensive income, shareholders’ deficit, and cash flows for each of the two years in the period ended December 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2022, and December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the Company adopted ASC 842, Leases, effective January 1, 2022. Our opinion is not modified with respect to this matter.

GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

March 15, 2023

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and equivalents	$5,799	$10,697
Accounts receivable, net	103,442	105,362
Unbilled receivables, net	57,178	45,924
Prepaid expenses	8,510	5,061
Other current assets	5,826	4,039

Total current assets	180,755	171,083

Property and equipment, net	15,028	13,757
Intangible assets, net	114,478	107,314
Goodwill	126,693	124,348
Other long-term assets	50,406	4,015

TOTAL ASSETS	$487,360	$420,517

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Trade accounts payable	$29,758	$42,521
Accrued liabilities	7,617	17,124
Current maturities of long-term debt	4,930	3,606
Other current liabilities	36,251	26,489

Total current liabilities	78,556	89,740

Long-term debt, net of current maturities and loan costs	499,337	462,193
Other long-term liabilities	35,827	20,074

Total liabilities	613,720	572,007

COMMITMENTS AND CONTINGENCIES (NOTE 12)

Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 37,832,336 and 33,645,212 shares issued and outstanding at December 30, 2022 and December 31, 2021, respectively	4	3
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 1,346,212 and 3,328,101 shares issued and outstanding at December 30, 2022 and December 31, 2021, respectively	-	-
Additional paid in capital	(80,140)	(102,692)
Non-controlling interest	(21,597)	(20,210)
Accumulated other comprehensive income	11,469	-
Retained deficit	(36,096)	(28,591)

Total shareholders’ deficit	(126,360)	(151,490)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$487,360	$420,517

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended
	December 30,	December 31,
	2022	2021
Revenues	$604,765	$538,799
Subcontractor costs	(127,691)	(102,035)
Other costs of revenues	(198,332)	(181,967)

Gross Profit	278,742	254,797

Operating expenses:
Personnel costs and benefits	(137,130)	(128,612)
Selling, general and administrative	(70,912)	(72,026)
Change in fair value of earnouts	1,518	(2,823)
Depreciation and amortization	(32,177)	(23,700)

Total Operating expenses	(238,701)	(227,161)

Operating income	40,041	27,636

Interest expense	(46,363)	(54,817)

Loss before income taxes	(6,322)	(27,181)
Income tax expense	(1,748)	(2,524)

Net loss	(8,070)	(29,705)

Provision for non-controlling interest	565	13,216

Redeemable preferred stock dividends	-	(5,899)

Net loss attributable to Class A common stock shareholders/members	$(7,505)	$(22,388)

Loss per Class A common share	$(0.21)	(0.81)

Weighted average of shares outstanding:
Class A common shares (basic and diluted)	36,308,926	27,799,511

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 30, 2022	December 31, 2021

Net loss	$(8,070)	$(29,705)
Other comprehensive income, net of tax effects:
Change in fair value of derivative instruments	11,469	-
Total other comprehensive income	11,469	-
Comprehensive income (loss)	3,399	(29,705)
Comprehensive income attributable to non-controlling interest	491	13,216
Comprehensive income (loss) attributable to Atlas	$3,890	$(16,489)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Non- Controlling	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Interests	Deficit	Total
Balance at December 31, 2020	12,842	$1	22,439	$2	$(37,382)	$-	$(90,566)	$(6,203)	$(134,148)
Equity based compensation, net of share withheld for taxes					3,042				3,042
Net loss							(9,701)	(20,004)	(29,705)
Issuance of Common Stock	1,693	-			16,007				16,007
Conversion of shares	19,111	2	(19,111)	(2)	(84,359)		84,359		-
Distribution to Noncontrolling Interests							(787)		(787)
Dividends on redeemable preferred stock							(3,515)	(2,384)	(5,899)
Balance at December 31, 2021	33,646	$3	3,328	$-	$(102,692)	$-	$(20,210)	$(28,591)	$(151,490)

Balance at December 31, 2021	33,646	$3	3,328	$-	$(102,692)	$-	$(20,210)	$(28,591)	$(151,490)
Equity based compensation, net of share withheld for taxes					6,275				6,275
Net loss							(565)	(7,505)	(8,070)
Issuance of Common Stock	2,018	1	186		16,277				16,278
Conversion of shares	2,168	-	(2,168)	-					-
Distributions to Partners							(822)		(822)
Other Comprehensive Income						11,469			11,469
Balance at December 30, 2022	37,832	$4	1,346	$-	$(80,140)	$11,469	$(21,597)	$(36,096)	$(126,360)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATLAS TECHNICAL CONSULTANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; continued next page)

	For the Year Ended
	December 30,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,070)	$(29,705)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,177	23,679
Equity based compensation expense	7,404	3,627
Interest expense, paid in kind	2,460	6,392
Gain on sale of property and equipment	(365)	(21)
Write-off of deferred financing costs related to debt extinguishment	-	15,197
Amortization of deferred financing costs	1,292	1,248
Provision for bad debts	1,014	36
Changes in assets & liabilities:
Decrease (increase) in accounts receivable and unbilled receivable	2,539	(2,629)
(Increase) in prepaid expenses	(7,057)	(1,523)
(Increase) in other current assets	(1,480)	(187)
(Decrease) increase in trade accounts payable	(13,330)	13,261
(Decrease) in accrued liabilities	(12,741)	(3,320)
(Decrease) increase in other current and long-term liabilities	(1,468)	2,806
(Increase) decrease in other long-term assets	(177)	243
Net cash provided by operating activities	2,198	29,104

Cash flows from investing activities:
Purchases of property and equipment	(8,410)	(3,956)
Proceeds from disposal of property and equipment	440	78
Purchases of business, net of cash acquired	(30,150)	(32,669)
Net cash used in investing activities	(38,120)	(36,547)

Cash flows from financing activities:
Proceeds from issuance of debt	26,000	496,754
Payment of loan acquisition costs	(650)	(8,589)
Repayments of debt	(3,632)	(294,463)
Net payments (proceeds) on revolving line of credit	12,998	(29,760)
Payment of contingent earn-out	(2,870)	(1,706)
Distributions to non-controlling interests	(822)	(787)
Payments of redeemable preferred stock dividends	-	(1,185)
Repayment of redeemable preferred stock	-	(156,186)
Net cash provided by financing activities	31,024	4,078

Net change in cash and equivalents	(4,898)	(3,365)
Cash and equivalents - beginning of period	10,697	14,062
Cash and equivalents - end of period	$5,799	$10,697

Supplemental information:
Cash paid during the period for:
Interest	$48,653	$24,927
Taxes	2,034	906
Capital assets financed	339	6
Contingent consideration, share settled	2,778	2,000
Payroll taxes, share settled	1,129	585

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

The Company has approximately 126 offices in 41 states, employs approximately 3,450 employees, and is headquartered in Austin, Texas.

Headquartered in Austin, Texas, we are an infrastructure and environmental solutions company and a provider of professional testing, inspection, engineering, environmental, program management and consulting services, offering solutions to public and private sector clients in the transportation, commercial, water, government, education, industrial, healthcare and power markets.

Services are provided throughout the United States and its territories to a broad base of clients, with no single client representing 10% or more of our revenues for either the years ended December 30, 2022 or December 31, 2021.

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

Reclassification

Certain amounts reported in prior years in the financial statements have been reclassified to conform to the current year’s presentation. On the Consolidated Statements of Operations, certain expense-related financial statement captions were disaggregated in order to provide more transparency in the financial statements. Cost of revenues was broken out into Subtractor costs and Other costs of revenues. Operating expenses was broken out into Personnel costs and benefits, Selling general and administrative, and Depreciation and amortization. This reclassification did not have any impact to our reported net income or cash flows for the year ended December 31, 2021.

Fiscal Year

The Company’s fiscal year ends on the Friday closest to December 31 with fiscal quarters based on thirteen-week periods ending on the Friday closest to March 31, June 30 and September 30.

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

As of December 30, 2022 and December 31, 2021, the allowance for trade accounts receivable was $3.0 million and $3.3 million, respectively, while the allowance for unbilled receivables was $0.5 million and $0.6 million, respectively. The allowances reflect the Company’s best estimate of collectability risks on outstanding receivables and unbilled services.

Property and Equipment

Purchases of new assets and costs of improvement to extend the useful life of existing assets are capitalized. Routine maintenance and repairs are charged to expenses as incurred. When an asset is sold or retired, the costs and related accumulated depreciation and amortization are eliminated from the accounts, and the resulting gains or losses on disposal are recognized in the accompanying Consolidated Statement of Operations. The Company depreciates and amortizes its assets on a straight-line basis over the assets’ useful lives, which range from three to ten years.

Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes an impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If an impairment is indicated based on a comparison of the assets’ carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. There were no impairment charges for the years ended December 30, 2022 and December 31, 2021.

Goodwill

Goodwill represents the excess of the cost of net assets acquired over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill annually for impairment on October 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include macroeconomic and industry conditions, cost factors, overall financial performance, and other relevant entity-specific events. If we determine that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through the discounted cash flow method. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any. There were no impairment charges for the years ended December 30, 2022 and December 31, 2021.

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

Government contracts that are subject to the FAR are subject to audits performed by the Defense Contract Audit Agency (“DCAA”) and many other state governmental agencies. As such, the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems are subject to review. During the course of its audits, the DCAA or a state agency may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that the applicable contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the rate audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer. The liability at December 30, 2022 and December 31, 2021 was $0, respectively.

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

The following table summarizes the changes in the fair value of estimated contingent consideration:

Contingent consideration, as of December 31, 2021	$31,461
Additions for acquisitions	1,611
Adjustment to liability for changes in fair value	(1,518)
Reduction of liability for payment made	(8,426)
Total contingent consideration, as of December 30, 2022	23,128
Current portion of contingent consideration	(14,158)
Contingent consideration, less current portion	$8,970

The Company may at its discretion settle the contingent consideration with cash, common shares or a combination of cash and common shares. During the year ended December 30, 2022, we settled a portion of the $8.4 million payment with shares of Class A common stock.

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

Equity compensation was $7.4 million and $3.6 million for years ended December 30, 2022 and December 31, 2021, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective and we adopted and implemented the standard on January 1, 2022 with a modified retrospective transition approach, as permitted, applying the new standard to all leases existing at the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2022. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The adoption of this standard had a material effect on our balance sheet, the most significant effects relating to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office, vehicles and equipment operating leases and; (2) providing significant new disclosures about our leasing activities. See Note 14 for further information.

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

NOTE 3 – BUSINESS ACQUISITIONS

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

In March 2022, the Company acquired TranSmart Technologies, Inc. (“TranSmart”) for an initial purchase price of $26.3 million which was paid in a combination of cash and shares of our Class A common stock, plus an earnout of up to $7.0 million. TranSmart specializes in Intelligent Transportation Systems (ITS) and engineering for transportation agencies and customers throughout the Midwest. TranSmart was founded in 1986 and is headquartered in Chicago, Illinois employs approximately 100 employees specializing in ITS, engineering, design and construction/program management services. The Company issued 872,752 of Class A common stock which represented $9.5 million of the total consideration received. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

In March 2022, the Company acquired 1 Alliance Geomatics, LLC (“1 Alliance”) for an initial purchase price of $17.5 million which was paid in a combination of cash and shares of our Class A common stock, plus an earnout of up to $8.3 million. 1 Alliance is a provider of geospatial services to transportation and water resources clients from its four offices within the Pacific Northwest. 1 Alliance, based in Bellevue, Washington, was founded in 2012 and employs approximately 70 people. The Company issued 355,649 of Class A common stock which represented $4.0 million of the total consideration received. Total consideration may also be increased or decreased based on results in future years. Final value will be subject to the resolution of certain contingencies.

Acquisition costs of approximately $0.5 million and $1.1 million have been expensed in the years ended December 30, 2022 and December 31, 2021, respectively, in the Consolidated Statement of Operations within operating expenses.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition (in thousands):

	AEL	O’Neill	TranSmart	1 Alliance
Cash	$684	$1,608	1,199	1,396
Accounts receivable	6,026	4,201	6,072	2,374
Unbilled receivable	858	-	2,229	2,212
Property and equipment	52	1,049	304	1,692
Other current and long-term assets	130	-	143	166
Intangible assets	13,816	22,735	18,063	8,608
Liabilities	(3,065)	(1,546)	(1,961)	(806)

Net assets acquired	$18,501	28,047	26,049	15,642

Consideration paid (cash and equity consideration)	$24,502	$24,369	25,857	16,332
Contingent earnout liability at fair value (cash)	7,045	7,106	477	1,134
Total Consideration	31,547	31,475	26,334	17,466
Excess consideration over the amounts assigned to the net assets acquired (goodwill)	$13,046	3,428	285	1,824

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The Company depreciates and amortizes its assets on a straight-line basis over the assets’ useful lives, which range from three to ten years. Property and equipment consist of the following:

	December 30,	December 31,	Average
	2022	2021	Life
Furniture and fixtures	$4,748	$3,914	3-5 years
Equipment and vehicles	42,878	39,222	3-10 years
Computers	23,885	21,055	3-7 years
Leasehold improvements	6,179	5,925	3-5 years
Construction in progress	1,912	980
Accumulated depreciation and amortization	(64,574)	(57,339)
	$15,028	$13,757

Depreciation and amortization expense, related to property and equipment, was $8.9 million and $6.0 million for the years ended December 30, 2022 and December 31, 2021, respectively.

NOTE 5 – GOODWILL AND INTANGIBLES

The carrying amount, including changes therein, of goodwill was as follows:

Balance as of December 31, 2021	$124,348
Acquisitions	2,109
Measurement period adjustments	236
Balance as of December 30, 2022	$126,693

The Company did not recognize any impairments of goodwill during the years ended December 30, 2022 or December 31, 2021.

Intangible assets as of December 30, 2022 and December 31, 2021 consist of the following:

	December 30, 2022			December 31, 2021			Remaining
	Gross amount	Accumulated amortization	Net book value	Gross amount	Accumulated amortization	Net book value	useful life (in years)
Definite life intangible assets:
Customer relationships	$174,026	$(63,713)	$110,313	$149,917	$(47,310)	$102,607	7.1
Tradenames	28,143	(23,978)	4,165	25,580	(20,890)	4,690	1.7
Non-competes	600	(600)	-	600	(583)	17	0.0
Total intangibles	$202,769	$(88,291)	$114,478	$176,097	$(68,783)	$107,314

Amortization expense was $19.5 million and $15.2 million for the years ended December 30, 2022 and December 31, 2021, respectively.

Amortization of intangible assets for the next five years and thereafter is expected to be as follows:

2023	$19,574
2024	18,224
2025	17,083
2026	16,905
2027	15,247
Thereafter	27,445
$114,478

NOTE 6 – LONG-TERM DEBT

On February 25, 2021, Atlas Intermediate, as the borrower, entered into two new credit facilities consisting of (i) a $432.0 million senior secured term loan at closing and, subject to the satisfaction of certain terms and conditions, a committed delayed draw term loan facility to be used for future acquisitions, within 18 month of February 25, 2021 and subject to certain conditions, in an aggregate principal amount of up to $75.0 million, of which $61 million has been used ($26.0 million in connection with the acquisitions in the first quarter of 2022) and the remaining $14 million is unavailable as the 18 month period has expired, and an uncommitted incremental term loan facility that may be incurred after closing (the “Term Loan”) pursuant to a Credit Agreement dated February 25, 2021, by and among Holdings, Atlas Intermediate, Wilmington Trust, National Association, as administrative agent and collateral agent, and certain lenders thereto, including certain Blackstone entities, which may include, Blackstone Alternative Credit Advisors LP, and its managed funds and accounts, and its affiliates, Blackstone Holdings Finance Co. L.L.C. and its affiliates, and/or certain other of their respective funds, accounts, clients managed, advised or sub-advised, or any of their respective affiliates (the “Term Loan Agreement”) and (ii) a $40.0 million senior secured revolver which aggregate principal amount may be increased, subject to the satisfaction of certain terms and conditions, including obtaining commitments therefor, by up to $20.0 million (the “Revolver”) pursuant to the Credit Agreement dated February 25, 2021, by and among Holdings, Intermediate, JPMorgan Chase Bank, N.A., as administrative agent, swingline lender, issuing bank, lender, sole bookrunner and sole lead arranger (the “ABL Revolver Agreement,” and together with the Term Loan Agreement, collectively the “Credit Agreements”). The Term Loan Agreement refinances the Atlas Credit Agreement dated as of February 14, 2020, with Macquarie Capital Funding LLC, as administrative agent and certain lenders, which repayment was effectuated partially in cash and partially by way of a cashless exchange of existing term loans and preferred equity for Term Loans.

The Term Loan Agreement and ABL Revolver Agreement are collectively referred to as the “Credit Agreements” by the Company.

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

The Company has been in compliance with the terms of the Atlas Credit Facility and Atlas Credit Agreement as of December 30, 2022 and December 31, 2021, respectively.

Long-term debt consisted of the following:

	December 30, 2022	December 31, 2021
Atlas 2021 credit agreement - term loan	$489,368	$467,000
Atlas 2021 credit agreement – revolving	12,998	-
Atlas 2021 credit agreement – PIK	8,852	6,392
Subtotal	511,218	473,392
Less: Loan costs, net	(6,951)	(7,593)
Less current maturities of long-term debt	(4,930)	(3,606)
Long-term debt	$499,337	$462,193

Aggregate principal payments on debt subsequent to December 30, 2022, are as follows (amounts in thousands):

2023	$4,930
2024	4,930
2025	4,930
2026	4,930
2027	4,930
Thereafter	486,568
$511,218

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

As a result, the Company initially recorded an asset and a corresponding liability of $10.5 million representing the fair value of the interest rate cap and the remaining payments of the deferred premium. Six monthly payments have been made as of December 30, 2022. The fair value of the interest rate cap as of December 30, 2022 increased by $9.1 million and therefore there was a gain of $11.5 million recorded in OCI for the year ended December 30, 2022. The asset is included in other long-term assets and the liability is recorded as an other current liability of $3.4 million and an other long-term liability of $4.9 million as of December 30, 2022.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Shares Outstanding

The following table summarizes the changes in the outstanding stock from December 31, 2021 through December 30, 2022:

	Class A Common Stock	Class B Common Stock
Beginning balance at December 31, 2021	33,645,212	3,328,101
Issuances	2,018,867	186,368
Transfers to Class A from Class B	2,168,257	(2,168,257)
Shares Outstanding at December 30, 2022	37,832,336	1,346,212

Class A Common Stock – At December 30, 2022 and December 31, 2021, there were 37,832,336 and 33,645,212 shares of Class A common stock issued and outstanding, respectively. Holders of the Company’s Class A common stock are entitled to one vote for each share. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share.

Class B Common Stock – At December 30, 2022 and December 31, 2021, there were 1,346,212 and 3,328,101 shares of Class B common stock issued and outstanding, respectively. Class B common stock was initially issued to the holders of Holdings Units in Atlas Intermediate in connection with the Atlas Business Combination and are non-economic but entitle the holder to one vote per share and may be converted to Class A shares at any time by the holder. Conversion to Class A shares may result in a taxable event for the holder at the time of conversion. Subsequent to the Atlas Business Combination, the Company has issued Class B common stock to certain acquisitions. The Company is authorized to issue up to 100,000,000 shares of Class B common stock with a par value of $0.0001 per share but it is not allowed to issue any Class B common stock to the public.

Non-controlling Interest

As of December 30, 2022 and December 31, 2021, the Company ownership and voting structure was comprised of holders of our Class A common stock that participate 100% in the results of Atlas Technical Consultants, Inc. and 96.6% and 91.0%, respectively, in Atlas Intermediate and its subsidiaries and holders of our Class B common stock that participate in the results of Atlas Intermediate and its subsidiaries until their Class B common stock is converted to Class A common stock. The holders of our Class B common stock participate in 3.4% and 9.0% as of December 30, 2022 and December 31, 2021, respectively, of Atlas Intermediate and its subsidiaries.

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

We have distributed $0.8 million and $0.8 million during the years ended December 30, 2022 and December 31, 2021, respectively.

NOTE 8 – LOSS PER SHARE

Loss per share was calculated as follows:

	For the Year Ended
	December 30, 2022	December 31, 2021
Numerator:
Net loss	$(8,070)	$(29,705)
Provision for non-controlling interest	565	13,216
Redeemable preferred stock dividends	-	(5,899)
Net loss attributable to Class A common shares - basic and diluted	$(7,505)	$(22,388)

Denominator:
Weighted average shares outstanding - basic and diluted	36,308,926	27,799,511

Net loss per Class A common share, basic and diluted	$(0.21)	$(0.81)

The Class B common shares are excluded as these shareholders do not share in the income of Atlas Technical Consultants, Inc. and represent a non-controlling interest in the results of Atlas Intermediate and its subsidiaries. Please refer to Note 7 “Shareholders’ Deficit” for further information.

NOTE 9 – EQUITY BASED COMPENSATION

Equity based compensation was $7.4 million and $3.6 million for the years ended December 30, 2022 and December 31, 2021, respectively.

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

During the first and second quarters of 2022, the Company awarded grants of 92,649, 483,025, 3,851, and 74,189 restricted share units (“RSUs”) at a grant day fair market value of $11.32, $12.21, $6.43 and $5.26 per share, respectively. The Company estimates the fair value of the RSUs as the closing price of the Company’s Class A common stock on the grant date of the award, which is expensed over the applicable vesting period. The fair market value on the date of issuance was $7.1 million for the 2022 grants. The vesting period for these RSUs is equal annual tranches, pro-ratably over three years, and there is no performance requirement attached to the RSUs other than continued service to the Company.

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

On March 18, 2022, the Company granted to its Board of Directors 53,261 RSUs with a one-year vesting period and a grant date fair market value of $12.21 per share. There are no performance requirements to these RSUs other than continued service to the Company throughout the one-year vesting period. The value of this grant was $0.7 million.

During the second quarter of 2021, the Company awarded 182,763 performance share units (“PSUs”) to its leadership team. The PSUs have both performance and market conditions that are required to be met for the shares to vest. The split between performance and market conditions is approximately 66.7% and 33.3%, respectively. If the conditions are met, the shares will cliff vest on the third anniversary of the award date. The Company has accounted for the portion of the award tied to the achievement of performance conditions based upon share price of $11.38 on the date of issuance and the probable number of shares anticipated to vest and accounted for the shares tied to market conditions based upon the fair market value as calculated in a Monte Carlo simulation. The Company will assess the probability of the performance conditions being achieved each quarter and adjust recorded stock compensation expense as appropriate. The fair market value as of the grant date was $1.4 million and $1.2 million for the performance and market based share units, respectively.

On March 18, 2022, the Company awarded 170,570 performance share units (“PSUs”) to its leadership team. The PSUs have both performance and market conditions that are required to be met for the shares to vest. The split between performance and market conditions is approximately 66.7% and 33.3%, respectively. If the conditions are met, the shares will cliff vest on the third anniversary of the award date. The Company has accounted for the portion of the award tied to the achievement of performance conditions based upon share price of $12.21 on the date of issuance and the probable number of shares anticipated to vest and accounted for the shares tied to market conditions based upon the fair market value as calculated in a Monte Carlo simulation. The Company will assess the probability of the performance conditions being achieved each quarter and adjust recorded stock compensation expense as appropriate. The fair market value as of the grant date was $1.4 million and $1.1 million for the performance and market based share units, respectively.

The Company estimates forfeitures of its stock awards. Actual forfeitures may differ from those estimates. The Company currently estimates its forfeitures as 3% of the RSUs awards granted each year but will continue to reassess its estimate on a quarterly basis.

A summary of our RSU and PSU activity is as follows:

	RSU		PSU
	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Nonvested balance as of December 31, 2020	585	8.70	-	-
Granted	432	11.12	183	14.06
Vested	(159)	8.95	-
Forfeited	(12)	8.95	-
Estimated forfeiture	(27)	10.00	-
Nonvested balance as of December 31, 2021	819	$9.88	183	$14.06
Granted	746	11.26	171	14.61
Vested	(412)	9.53	(5)	14.09
Forfeited	(104)	10.97	(27)	14.27
Estimated forfeiture	(22)	-	-	-
Nonvested balance as of December 30, 2022	1,027	$11.13	322	$14.33

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

NOTE 10 – RELATED-PARTY TRANSACTIONS

During the years ended December 30, 2022 and December 31, 2021, the Company leased office space at fair value from former owners of acquired companies that became shareholders and/or officers of the Company. The Company recognized lease expenses under these leases within the Consolidated Statements of Operations in the amount of $0.8 million and $0.9 million for the years ended December 30, 2022 and December 31, 2021, respectively.

During the years ended December 30, 2022 and December 31, 2021, the Company performed certain environmental consulting work for an affiliate of one of its principal shareholders or members and collected fees related to these services in the amount of $0.1 million and $0.1 million, respectively.

NOTE 11 – EMPLOYEE BENEFIT PLANS

The Company maintains employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of the Board, make additional contributions to these plans. The Company has made total contributions of $6.7 million and $7.6 million for the years ended December 30, 2022 and December 31, 2021, respectively.

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

NOTE 13 – INCOME TAXES

We are organized as an umbrella partnership C-Corporation structure also known as an “Up-C” structure in which the business of Atlas Intermediate and its subsidiaries is held by Holdings and will continue to operate through the subsidiaries of Atlas Intermediate, and in which our only direct assets consist of common units of Holdings. We are the sole manager of Holdings in accordance with the terms of the Holdings LLC Agreement.

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

(Loss) before income taxes was follows:

	For the Year Ended
	December 30,	December 31,
	2022	2021
United States	$(6,322)	$(27,181)

Income tax expense (benefit) consisted of the following:

	For the Year Ended
	December 30,	December 31,
	2022	2021
Current:
Federal	$579	$854
State	790	1,095
Total current income tax expense	1,369	1,949

Deferred:
Federal	295	(2,571)
State	84	3,146
Total deferred income tax expense	379	575

Total income tax expense	$1,748	$2,524

Temporary differences comprising the net deferred income tax asset shown on the accompanying consolidated balance sheets were as follows:

	December 30, 2022	December 31, 2021
Deferred Tax Assets:
Basis difference in flow-through entity	$88,355	$83,744
Transaction costs	4,568	4,568
Accruals and reserves	10,493	458
Loss carryforwards	2,113	6,535
Valuation allowance	(104,790)	(94,517)
Total deferred tax assets	739	788

Deferred Tax Liabilities:
Basis difference in flow-through entity	(2,657)	(2,511)
Goodwill	(721)	(537)
Total deferred tax liabilities	(3,378)	(3,048)

Net deferred tax liabilities	$(2,639)	$(2,260)

Our effective tax rate from continuing operations was (27.6%) and (9.3%) for the periods ending December 30, 2022 and December 31, 2021, respectively. Reconciliation between the amount determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations and income tax expense is attributable to changes in our mix of pre-tax losses/earnings, valuation allowance and the effect of non-controlling interest in income of consolidated subsidiaries.

The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 30, 2022 and December 31, 2021, it is more likely than not that a portion of the existing deferred tax assets will not be realized. As such, the Company has recorded valuation allowances of approximately $104.8 million and $94.5 million, as of December 30, 2022 and December 31, 2021, respectively, to reduce net deferred tax assets to an amount that management believes is more than likely to be realized.

The Company had no unrecognized tax benefits as of December 30, 2022 or December 31, 2021. Interest and, if applicable, penalties are recognized related to unrecognized tax benefits in income tax expense. There are no accruals for interest and penalties as of December 30, 2022 or December 31, 2021.

The Company is subject to income taxation by both federal and state taxing authorities. Income tax returns for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 are open to audit by federal and state taxing authorities.

At December 30, 2022 and December 31, 2021, the Company had federal net operating loss carry-forwards (“NOLs”) of approximately $6.4 million and $24.6 million, respectively. A portion of the federal net operating loss carryforward was incurred prior to the enactment of the 2017 Tax Cuts and Jobs Act and is therefore subject to expiration. Federal net operating loss carryforwards subject to expiration will begin to expire in 2026. The remaining federal net operating loss carryforwards incurred after the enactment of the 2017 Tax Cuts and Jobs Act carryforward indefinitely.

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

The following table provides the components of lease cost for the Company’s operating leases for the year ended December 30 (in thousands):

2022
Lease cost:
Operating lease cost	$12,745
Short-term lease cost	690
Total lease cost	$13,435

The following table provides other key information related to the Company’s operating leases at December 30 (in thousands):

2022
Cash paid for amounts included in the measurement of lease liabilities	$-
Operating cash flows from operating leases	12,462
Right-of-use asset obtained in exchange for new operating lease liabilities	$12,462

The following table provides the total future minimum rental payments for operating leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of December 30, 2022 (in thousands).

Operating Leases
2023	$12,164
2024	8,069
2025	4,085
2026	2,654
2027	1,334
Thereafter	2,513
Total	$30,819
Less: Present value discount	(3,049)
Lease liability	$27,770

Weighted-average discount rate	5.48%
Weighted-average remaining lease term (in years)	3.58
Current lease liabilities (included in other current liabilities)	$10,969
Non-current lease liabilities (included in other long-term liabilities)	$16,801
Right-of-use assets (included in other long-term assets)	$26,158

NOTE 15 – SUBSEQUENT EVENTS

 Merger Agreement

On January 30, 2023, Atlas Technical Consultants, Inc., a Delaware corporation (“Atlas” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GI Apple Midco LLC, a Delaware limited liability company (“Parent”) and GI Apple Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger. Parent and Merger Sub are controlled by investment funds advised by GI Manager L.P. (“GI Partners”).

The Company’s board of directors (the “Board”) has unanimously determined that the Merger Agreement is in the best interests of the Company and its stockholders, and declared it advisable, to enter into the Merger Agreement and consummate the Merger, approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Merger, directed that the adoption of the Merger Agreement be submitted for consideration by the Company’s stockholders at a meeting thereof and resolved to recommend that the Company’s stockholders adopt the Merger Agreement.

Solicitation

From and after January 30, 2023, the Company must comply with customary non-solicitation restrictions, except that the Company may engage in discussions, negotiations and other otherwise prohibited activities with any party from which the Company receives an unsolicited competing acquisition proposal that the Board determines constitutes, or would reasonably likely lead to, a Superior Proposal (as defined in the Merger Agreement) and if the failure to take such action would reasonably be expected to be inconsistent with the directors’ fiduciary duties.

Subject to certain exceptions, the Board is required to recommend that the Company’s stockholders adopt the Merger Agreement and may not withhold, withdraw, amend, qualify or modify in a manner adverse to Parent such recommendation or take certain similar actions that are referred to in the Merger Agreement as a “Company Board Recommendation Change”. However, the Board may, before the adoption of the Merger Agreement by the Company’s stockholders, make a Company Board Recommendation Change in connection with a Superior Proposal or Intervening Event (as defined in the Merger Agreement) if the Company complies with certain notice and other requirements set forth in the Merger Agreement. Upon closing, the Company will no longer be a publicly traded company.

Financing

Funds advised by GI Partners each committed to provide capital to Parent with an equity contribution of $1,068,000,000, subject to the terms and conditions set forth in the equity commitment letter, and have each agreed to fund certain other obligations of Parent and Merger Sub in connection with the Merger, including payment of a termination fee of $45,750,000 from Parent, subject to the terms and conditions set forth in that certain limited guarantee agreement in favor of the Company. The net proceeds contemplated by the equity commitment letter will in the aggregate be sufficient for Parent and Merger Sub to pay the aggregate Per Share Price, the equity award consideration and any other amount (including fees or expenses) required to be paid by Parent or Merger Sub in connection with the consummation of the Merger and the transactions contemplated by the Merger Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS TECHNICAL CONSULTANTS, INC.

/s/ L. Joe Boyer
Name:	L. Joe Boyer
Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2023

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

Signature	Title	Date

/s/ L. Joe Boyer	Chief Executive Officer	March 15, 2023
L. Joe Boyer	(Principal Executive Officer)

/s/ David D. Quinn, Sr.	Chief Financial Officer	March 15, 2023
David D. Quinn, Sr.	(Principal Financial Officer)

/s/ Walter G. Powell	Chief Accounting Officer	March 15, 2023
Walter G. Powell	(Principal Accounting Officer)

/s/ R. Foster Duncan	Director	March 15, 2023
R. Foster Duncan

/s/ Brian Ferraioli	Executive Chairman and Director	March 15, 2023
Brian Ferraioli

/s/ Thomas Henley	Director	March 15, 2023
Thomas Henley

/s/ Leonard K. Lemoine	Director	March 15, 2023
Leonard K. Lemoine

/s/ Raquel G. Richmond	Director	March 15, 2023
Raquel G. Richmond

/s/ Collis Temple	Director	March 15, 2023
Collis Temple

/s/ Daniel G. Weiss	Director	March 15, 2023
Daniel G. Weiss